Form 10KSB
period 2000-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-05-02
CIK 724445

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
      |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal years ended February 28, 1998, February 28, 1999 and February 29, 2000

                                       OR

      |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-23425

                       BURZYNSKI RESEARCH INSTITUTE, INC.
        (Exact name of small business issuer as specified in its charter)

                    Delaware                               76-0136810
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

         9432 Old Katy Road, Suite 200
                  Houston, Texas                              77055
    (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 335-5697

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Registrant's revenues for its most recent fiscal year were $46,805.

      As of February 28, 2001, 131,389,444 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,219,273 based on the last reported sales price on March 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: None.

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-KSB

  FISCAL YEARS ENDED FEBRUARY 28, 1998, FEBRUARY 28, 1999 AND FEBRUARY 29, 2000

                                TABLE OF CONTENTS

                                    PART I.....................................3

Item 1.       Description of Business..........................................3
Item 2.       Description Of Property.........................................15
Item 3        Legal Proceedings...............................................16
Item 4.       Submission Of Matters To A Vote Of Security Holders.............16

                                    PART II...................................16

Item 5.       Market Price For Common Equity And Related Stockholder Matters..16
Item 6.       Management's Discussion And Analysis Of Financial Condition
              And Results Of Operations.......................................17
Item 7.       Financial Statements............................................20
Item 8.       Changes In And Disagreements With Accountants On Accounting
              And Financial Disclosure........................................20

                                    PART III..................................21

Item 9.       Directors, Executive Officers, Promoters And Control Persons;
              Compliance With Section 16(A) Of The Exchange Act...............21
Item 10.      Executive Compensation..........................................23
Item 11.      Security Ownership Of Certain Beneficial Owners And Management..24
Item 12.      Certain Relationships And Related Transactions..................25
Item 13.      Exhibits And Reports On Form 8-K................................27

                           FORWARD LOOKING STATEMENTS

      This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. When used in this report, words such as "may," "will," "should," "could," "anticipate," "believe," "expect," "estimate," "intend," "plan," "predict," "potential," "continue" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company's control including: the ability to develop safe and efficacious drugs, the failure to achieve positive clinical trials, the failure to successfully commercialize our products, competition and technological change and existing and future regulations affecting our business.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      The Burzynski Research Institute, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name "Antineoplastons." The Company believes Antineoplastons are useful in the treatment of human cancer and other diseases of the body and is currently conducting Phase II clinical trials of Antineoplastons. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services ("FDA") or anywhere in the world. In the event Antineoplastons receive such approval, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the geographical area in which Antineoplastons become registered. The Company currently manufactures Antineoplastons solely for the use of Stanislaw R. Burzynski, M.D., Ph.D. ("Dr. Burzynski") in clinical research.

      The Company has not generated any significant operating revenue since its inception. The Company's sole source of funding for its operations has been and continues to be payments made by Dr. Burzynski from funds generated from Dr. Burzynski's medical practice pursuant to various arrangements between the Company and Dr. Burzynski. See "Certain Relationships and Related Transactions." The Company reports funds received by the Company pursuant to such arrangements as additional paid-in capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not expect to generate significant operating revenue until such time, if any, as Antineoplastons are approved for use and sale by the FDA. However, the Company may seek additional funding for operations through the sale of its securities.

Antineoplastons

      Dr. Burzynski commenced his cancer research in 1967 focusing on the isolation of various biochemicals produced by the human body as part of the body's possible defense against cancer. In the course of his research, Dr. Burzynski identified certain peptides, amino acid derivatives and organic acids in these biochemicals which appear to inhibit the growth of cancer cells. These derivatives were given the name "Antineoplastons" by Dr. Burzynski.

      Antineoplastons are found in the bodily fluids of humans and were initially isolated by Dr. Burzynski from normal human blood and urine. Dr. Burzynski believes these substances counteract the development of cancerous growth through a biochemical process which does not inhibit the growth of normal tissues. To date, Dr. Burzynski has developed six formulations of natural Antineoplastons and six synthetic formulations of Antineoplastons. All of the Phase II clinical trials currently sponsored by the Company involve the use of four formulations of synthetic Antineoplastons known as A10 and AS2-1 in capsules and injections. The Company is also conducting laboratory research involving new generations of Antineoplastons A10 and AS2-1.

Phase II Clinical Trials

      The Company began Phase II clinical studies in 1994 with four studies. At that time, a number of patients were also receiving Antineoplastons at Dr. Burzynski's clinic in Houston, Texas (the "Burzynski Clinic") outside these clinical trials. On February 23, 1996, the FDA requested that all then current patients of the Burzynski Clinic desiring to continue Antineoplaston treatment be admitted to a Phase II Study, according to Protocol CAN-1. This action resulted in the formation of 6 cohorts of patients in the CAN-1 study, with the largest group suffering from primary brain tumors. New patients have been admitted either to the CAN-1 study or have been admitted to one of the other studies sponsored by the Company, as appropriate.

      The Company currently sponsors 72 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications ("INDs") filed with the FDA and approved by an Institutional Review Board ("IRB") designated according to federal regulations. All clinical trials except one are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1. The one exception involves the treatment of breast cancer using A10 capsules in combination with the FDA-approved drug Methotrexate. Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See "Certain Relationships and Related Transactions." All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients have been accrued.

      Prior to approving a New Drug Application ("NDA"), the FDA requires that a drug's safety and efficacy be demonstrated in "well-controlled" clinical trials. Several types of controls are acceptable to the FDA. One of these is a "Historic Control." If the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease who have not had medical intervention. For example, it is known that the tumors of patients suffering from primary malignant brain tumors ("PMBT") will continue to grow, eventually causing the patient's death. If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug.

      All of the Company's clinical trials, except one, involve the use of Historic Controls. Further, all trials except the CAN-1 study are "prospective clinical trials" ("PCT"). A PCT is a clinical trial wherein patients are accrued into and follow the clinical trial protocol from the very beginning of the trial. A retrospective trial is a trial in which data from patients treated prior to the start of a clinical trial is considered. Results of retrospective trials are, in most instances, not acceptable to the FDA. In addition, there are no clinical trials being conducted that involve "double blind" studies and all but one clinical trial involve no randomization into multiple treatment groups.

      The ultimate goal of any treatment for cancer is patient survival. However, the FDA has determined that requiring exhaustive data showing improved patient survival may unnecessarily delay the approval of new cancer drugs. For that reason, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint ("Milestone") that is reasonably likely to predict clinical benefit. Each of the Company's Phase II trials describes such Milestones which are used to determine success or failure of the treatment employed. In most of the trials, the Milestones are radiographic evidence of tumor shrinkage by X-ray, computer aided tomography or magnetic resonance imaging. Where appropriate, tumor markers such as Prostate Specific Antigen, blood counts, or bone marrow biopsy are used in order to assess a tumor's growth.

      Where tumor size is used as the Milestone, each clinical trial protocol describes a "complete response" as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks. A "partial response" is described as at least a 50% reduction in the size of the total tumor size, with such reduction lasting at least four weeks. A "response" is described as either a complete or partial response. "Stable disease" is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks. "Progressive disease" is described as more than 50% increase in total tumor mass or occurrence of new tumors.

      The protocols of the Company's clinical trials involve a two-stage design, wherein the first stage proceeds until the Company admits twenty patients into the trial. After a specified time period, if there are zero responses by the first twenty patients, the trial will be discontinued and the drug declared to have less than desired activity. If there is at least one response, the trial will be continued until forty patients have been accrued. If the study continues, the following conclusions according to protocols based on forty patients can be made: If there are three or fewer responses, then there is less than desired activity. If there are four or more responses, then there is sufficient evidence to conclude that the Antineoplaston regimen used shows beneficial activity.

      As of December 2000, six of the clinical trials have reached a Milestone. These are:

      o Protocol BT-9, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors.

      o Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brain stem glioma.

      o Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma, a type of PMBT.

      o Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma, a type of PMBT

      o Protocol BT-18, involving a study of intravenous administration of Antineoplastons A10 and AS2-1 in the treatment of "mixed glioma," a type of PMBT.

      o CAN-1 Protocol, involving patients treated by Dr. Burzynski prior to and after February 23, 1996.

      There can be no assurance that the results of any of these trials can be repeated or that the other clinical trials will result in the same or similar responses.

      The results of the Protocols BT-09, BT-11, BT-13, BT-15 and BT-18 are set forth below.

---------------------------------------------------------------------------------------------------
                                              Patients       Patients      Patients       Patients
                                               showing       showing      maintaining       with
   Protocol       Patients     Evaluable      Complete       Partial        Stable      Progressive
    Number        Accrued       Patients      Response       Response       Disease       Disease
---------------------------------------------------------------------------------------------------
BT-9            18            11            2 (18.2%)      4 (36.4%)     4 (36.4%)      1 (9.1%)
---------------------------------------------------------------------------------------------------
BT-11           23            18            3 (16.7%)      4 (22.2%)     4 (22.2%)      7 (38.9%)
---------------------------------------------------------------------------------------------------
BT-13           10            8             3 (37.5%)      2 (25%)       2 (25%)        1 (12.5%)
---------------------------------------------------------------------------------------------------
BT-15           20            15            2 (13.3%)      2 (13.3%)     4 (26.7%)      7 (46.7%)
---------------------------------------------------------------------------------------------------
BT-18           14            11            3 (27.3%)      1 (9.1%)      2 (18.2%)      5 (45.5%)
---------------------------------------------------------------------------------------------------

      The Phase II Study according to Protocol CAN-1 included 35 evaluable patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. The treatment with Antineoplastons A10 and AS2-1 resulted in 48.6% of objective responses and 31.4% cases of stable disease. Most of the surviving patients have now been alive for over six years since the pathology diagnoses of their tumors were established. Two patients, one suffering from oligodendroglioma and another from low grade astrocytoma, have now been alive for over 14 years since pathology diagnosis. The largest group of 14 patients involved in the study had glioblastoma multiforme. Six of the cases were classified as complete and partial responses, four obtained stabilization and four developed progression of the disease. One of the glioblastoma patients is now alive and completely free from tumor for over eight years after her pathology diagnosis.

      Notwithstanding the response results of the trials that have reached a Milestone, management believes it is likely that the FDA may require that additional clinical trials based upon such protocols be conducted by an institution not affiliated with the Company or Dr. Burzynski before advising that an NDA filing is warranted. In addition, the FDA has indicated it will not accept the data generated by the Phase I Study according to Protocol CAN-1 because the trial was partially retrospective. At the present time the Company cannot predict when the Company will submit an NDA to the FDA, nor can the Company estimate the number or type of additional trials the FDA may require. Further, there can be no assurance that an NDA for Antineoplastons, as a treatment for cancer, will ever be approved by the FDA.

      No assurance can be given that any new IND for clinical tests on humans will be approved by the FDA for human clinical trials on cancer or other diseases, that the results of such human clinical trials will prove that Antineoplastons are safe or effective in the treatment of cancer or other diseases, or that the FDA would approve the sale of Antineoplastons in the United States.

      The following table sets forth the title of each active Protocol, the subject of the Protocol with dates submitted to the FDA and approved by the IRB, the number of persons currently enrolled in each study, and the number of persons who may ultimately participate in each study.

Active Phase II Clinical Trials

--------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                     Number of    Patients who
   Title of                                                                           Persons         may
   Protocol                         Subject of Protocol and Date                      Enrolled    Participate
                                         (as of 10/19/2000)                                       in the Study
--------------------------------------------------------------------------------------------------------------
AD-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      2             40
                 CARCINOMA OF THE ADRENAL GLAND; Revised 7/20/96;  Revised 9/28/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BL-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      4             40
                 CARCINOMA  OF THE  BLADDER;  .Revised  7/20/96;  Revised  9/28/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BR-10            PROTOCOL FOR RANDOMIZED  CONTROLLED  TRIAL COMPARING  METHOTREXATE      8             40
                 TREATMENT   ALONE  TO  THE   COMBINATION   OF   METHOTREXATE   AND
                 ANTINEOPLASTON A10; Revised 4/12/97; Revised 7/28/97.
--------------------------------------------------------------------------------------------------------------
BR-12            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      18            40
                 CARCINOMA OF THE BREAST; Revised 7/20/96; Revised 4/29/97.
--------------------------------------------------------------------------------------------------------------
BR-14            PHASE  II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  CAPSULES  IN      7             40
                 PATIENTS WITH ADVANCED BREAST CANCER;  8/26/96;  Revised 12/10/96;
                 Revised 4/12/97.
--------------------------------------------------------------------------------------------------------------
BT-6             PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      9             40
                 CHILDREN WITH HIGH GRADE GLIOMA; March 1996.
--------------------------------------------------------------------------------------------------------------
BT-7             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      36            40
                 GLIOBLASTOMA MULTIFORME; March 1996.
--------------------------------------------------------------------------------------------------------------
BT-8             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      11            40
                 ANAPLASTIC ASTROCYTOMA; Revised 4/14/97; Revised 9/15/97.
--------------------------------------------------------------------------------------------------------------
BT-9             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      18            40
                 BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-10            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN CHILDREN  WITH      12            40
                 BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-11            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      23            40
                 BRAIN STEM GLIOMA; Revised 5/15/96; Revised 7/11/96;
                 Revised 9/28/96; Revised 5/10/97.
--------------------------------------------------------------------------------------------------------------
BT-12            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN CHILDREN  WITH      8             40
                 PRIMITIVE  NEUROECTODERMAL TUMORS; (PNET) Revised 7/11/96; Revised
                 9/28/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-13            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN CHILDREN  WITH      10            40
                 LOW GRADE ASTROCYTOMA; Revised 7/11/96; Revised 9/28/96;
                 Revised 4/14/97; Revised 9/5/97.
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                     Number of    Patients who
   Title of                                                                           Persons         may
   Protocol                         Subject of Protocol and Date                      Enrolled    Participate
                                         (as of 10/19/2000)                                       in the Study
--------------------------------------------------------------------------------------------------------------
BT-14            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN CHILDREN  WITH      3             40
                 RHABDOID TUMOR OF THE CENTRAL  NERVOUS  SYSTEM;  Revised  5/17/96;
                 Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-15            PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN ADULT  PATIENTS      20            40
                 WITH ANAPLASTIC  ASTROCYTOMA;  Revised  7/26/96;  Revised 10/4/96;
                 Revised 4/14/97; Revised 9/5/97.
--------------------------------------------------------------------------------------------------------------
BT-16            PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN ADULT  PATIENTS      6             40
                 WITH LOW GRADE  ASTROCYTOMA;  Revised  7/26/96;  Revised  10/4/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-17            PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN ADULT  PATIENTS      10            40
                 WITH OLIGODENDROGLIOMA;  Revised 7/26/96; Revised 10/4/96; Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-18            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN ADULT PATIENTS      14            40
                 WITH MIXED GLIOMA; Revised 7/26/96; Revised 10/4/96;
                 Revised 12/9/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-19            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      2             40
                 NEUROFIBROMA AND SCHWANNOME; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-20            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN ADULT PATIENTS      38            40
                 WITH GLIOBLASTOMA  MULTIFORME;  Revised 7/26/96;  Revised 10/4/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-21            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN ADULT PATIENTS      26            40
                 WITH  PRIMARY  MALIGNANT  BRAIN  TUMORS;  Partially  Amended,  pg.
                 9/5/95; Revised 9/10/96; Revised 4/14/97; Revised 8/25/97.
--------------------------------------------------------------------------------------------------------------
BT-22            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN CHILDREN  WITH      5             40
                 PRIMARY MALIGNANT BRAIN TUMORS;  Partially  Amended,  pg. 11/5/97;
                 Revised 4/14/97; Revised 9/10/97.
--------------------------------------------------------------------------------------------------------------
BT-23            PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      7             40
                 CHILDREN WITH VISUAL PATHWAY GLIOMA;  5/22/96;  Revised  11/18/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-24            PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      9             40
                 PATIENTS  WITH  EPENDYMOMA;  5/15/96;  Revised  11/18/96;  Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-25            PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      0             40
                 PATIENTS  WITH  CRANIOPHARYNGIOMA;   5/15/96;   Revised  11/18/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-26            PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      1             40
                 PATIENTS WITH CHOROID PLEXUS NEOPLASM;  5/15/96; Revised 11/18/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-27            PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      0             40
                 PATIENTS  WITH  GERM CELL  TUMOR OF THE  BRAIN;  5/15/96;  Revised
                 11/18/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
BT-28            PHASE II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  INFUSIONS  IN      2             40
                 PATIENTS  WITH  MENINGIOMA;   5/17/96;  Revised  9/10/96;  Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                     Number of    Patients who
   Title of                                                                           Persons         may
   Protocol                         Subject of Protocol and Date                      Enrolled    Participate
                                         (as of 10/19/2000)                                       in the Study
--------------------------------------------------------------------------------------------------------------
CAN-1            PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH     133           133
                 REFRACTORY MALIGNANCIES; Revised 7/11/96.
--------------------------------------------------------------------------------------------------------------
CO-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      13            40
                 ADENOCARCINOMA OF THE COLON; Revised 7/9/96;  Revised 9/7/96; (RE2
                 was added to this Protocol) Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
CO-3             PHASE  II  STUDY  OF  ANTINEOPLASTONS  A10 AND  AS21  CAPSULES  IN      9             40
                 PATIENTS  WITH  ADENOCARCINOMA  OF  THE  COLON;  Revised  8/12/96;
                 Revised 12/21/96.
--------------------------------------------------------------------------------------------------------------
ES-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      7             40
                 ADENOCARCINOMA OF THE ESOPHAGUS;  Revised 7/9/96; Revised 9/10/96;
                 Revised 10/30/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
HB-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN CHILDREN  WITH      0             40
                 HEPATOBLASTOMA;  Revised 7/8/96; Revised 9/10/96;  Revised 3/2/97;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
HE-2             PHASE II STUDY OF  ANTINEOPLASTON  A10 IN  PATIENTS  WITH  PRIMARY      3             40
                 LIVER CANCER; Origination dated 2/12/97; Revised 5/28/97.
--------------------------------------------------------------------------------------------------------------
HN-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      7             40
                 CARCINOMA OF THE HEAD AND NECK;  Revised 7/9/96;  Revised 9/10/96;
                 Revised  11/6/96;  added  Children's  Informed  Consent,   Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
LA-3             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      17            40
                 ADENOCARCINOMA  OF THE LUNG;  Revised  7/20/96;  Revised  9/28/96;
                 Revised 4/14/97; Revised 6/26/97.
--------------------------------------------------------------------------------------------------------------
LA-4             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      8             40
                 LARGE  CELL,  UNDIFFERENTIATED  CARCINOMA  OF  THE  LUNG;  Revised
                 7/20/96; Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
LA-5             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      3             40
                 BRONCHIAL   ALVEOLAR  CARCINOMA  OF  THE  LUNG;  Revised  7/20/96;
                 Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
LA-6             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      6             40
                 SQUAMOUS  CELL  CARCINOMA OF THE LUNG;  Revised  7/26/96;  Revised
                 10/4/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
LA-7             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      3             40
                 SMALL  CELL  CARCINOMA  OF  THE  LUNG;  Revised  7/20/96;  Revised
                 9/28/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
LA-10            PHASE  II  STUDY  OF  ANTINEOPLASTON  A10  AND  AS21  CAPSULES  IN      9             40
                 PATIENTS  WITH  NON  SMALL  CELL  LUNG  CANCER;  Revised  8/12/96;
                 Revised 9/9/96; Revised 12/9/96.
--------------------------------------------------------------------------------------------------------------
LY-3             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      3             40
                 NONHODGKIN'S LYMPHOMA;  Revised 7/11/96;  Revised 9/28/96; Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                     Number of    Patients who
   Title of                                                                           Persons         may
   Protocol                         Subject of Protocol and Date                      Enrolled    Participate
                                         (as of 10/19/2000)                                       in the Study
--------------------------------------------------------------------------------------------------------------
LY-6             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      28            40
                 NONHODGKIN'S  LYMPHOMA,   LOW  GRADE;  Revised  6/22/96;   Revised
                 8/12/96; Revised 9/28/96; Revised 10/23/96; Revised 5/11/97.
--------------------------------------------------------------------------------------------------------------
LY-7             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      12            40
                 NONHODGKIN'S   LYMPHOMA,   INTERMEDIATE  GRADE;  Revised  6/22/96;
                 Revised  8/12/96;  Revised  9/28/96;  Revised  10/23/96;   Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
LY-8             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      1             40
                 NONHODGKIN'S LYMPHOMA, HIGH GRADE; Revised 6/22/96; Revised
                 5/11/96.
--------------------------------------------------------------------------------------------------------------
LY-9             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      4             40
                 MANTLE ZONE LYMPHOMA.,  Revised 6/22/96;  Revised 9/10/96; Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
LY-10            PHASE  II  STUDY  OF  ANTINEOPLASTON  A10 AND  AS21  WITH  CHRONIC      0             40
                 MYELOGENOUS LEUKEMIA; Revised 10/4/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
LY-11            PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      0             40
                 MYCOSIS FUNGOIDES SEZARY SYNDROME; Revised 9/10/96; Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
LY-12            PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      0             40
                 PRIMARY CENTRAL NERVOUS SYSTEM LYMPHOMA;  Revised 9/10/96; Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
LY-13            PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      0             40
                 PRIMARY LYMPHOMA OF THE  GASTROINTESTINAL  TRACT; Revised 9/10/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
LY-14            PHASE  II  STUDY  OF  ANTINEOPLASTON  A10 AND  AS21  INFUSIONS  IN      2             40
                 PATIENTS  WITH  CHRONIC  LYMPHOCYTIC  LEUKEMIA;  Revised  5/22/96;
                 Revised 9/18/96; Revised 12/9/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
MA-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      5             40
                 MESOTHELIOMA; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
ME-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      9             40
                 MALIGNANT  MELANOMA;  Revised 7/26/96;  Revised  10/4/96;  Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
MF-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      0             40
                 MALIGNANT FIBROUS HISTIOCYTOMA; June 1997.
--------------------------------------------------------------------------------------------------------------
MM-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      5             40
                 MULTIPLE MYELOMA; Revised 7/26/96; Revised 10/2/96.
--------------------------------------------------------------------------------------------------------------
MW-2             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      0             40
                 MACROGLOBULINEMIA OF WALDESTROM; Revised 7/26/96; Revised
                 10/4/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
NB-2             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      3             40
                 NEUROBLASTOMA;  Orig:  Dec.  6,  1996;  Revised  2/13/97;  Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                     Number of    Patients who
   Title of                                                                           Persons         may
   Protocol                         Subject of Protocol and Date                      Enrolled    Participate
                                         (as of 10/19/2000)                                       in the Study
--------------------------------------------------------------------------------------------------------------
NE-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      4             40
                 NEUROENDOCRINE TUMORS;  Revised 7/9/96;  Revised 9/10/96;  Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
OV-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      6             40
                 CARCINOMA OF THE OVARY; Revised 7/20/96; Revised 9/28/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
PA-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      12            40
                 CARCINOMA  OF THE  PANCREAS;  Revised  7/20/96;  Revised  9/28/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
PN-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      1             40
                 PRIMITIVE   NEUROECTODERMAL  TUMOR  OUTSIDE  THE  CENTRAL  NERVOUS
                 SYSTEM; Orig:  Dec. 6, 1996; Revised 2/10/97; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
PR-4             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      12            40
                 ADENOCARCINOMA OF THE PROSTATE;  Revised 7/5/96;  Revised 10/3/96;
                 Revised 7/9/97; Revised 10/14/97.
--------------------------------------------------------------------------------------------------------------
PR-5             PHASE  II   STUDY  OF   ADENOCARCINOMA   OF  THE   PROSTATE   WITH      16            40
                 ANTINEOPLASTON A10 AND AS21 CAPSULES; Revised 5/16/96;
                 Revised 7/29/96; Revised 10/3/96; Revised 10/14/97.
--------------------------------------------------------------------------------------------------------------
PR-6             PHASE  II  STUDY  OF  ANTINEOPLASTON  A10  AND  AS21  CAPSULES  IN      1             40
                 COMBINATION   WITH  TOTAL  ANDROGEN   BLOCKADE  IN  PATIENTS  WITH
                 ADENOCARCINOMA OF THE PROSTATE; 8/1/97; Revised 8/25/97.
--------------------------------------------------------------------------------------------------------------
PR-8             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      0             40
                 ADENOCARCINOMA OF THE PROSTATE;  Revised 7/5/96;  Revised 9/10/96;
                 Revised 4/14/97; Revised 10/14/97.
--------------------------------------------------------------------------------------------------------------
RN-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      13            40
                 CARCINOMA  OF  THE  KIDNEY,  Revised  7/20/96;   Revised  9/28/96;
                 Revised 10/25/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
SA-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      12            40
                 SOFT TISSUE SARCOMA;  Revised  7/8/96;  Revised  9/10/96;  Revised
                 4/14/97.
--------------------------------------------------------------------------------------------------------------
SI-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      1             40
                 CARCINOMA  OF  THE  SMALL  INTESTINE;   Revised  7/9/96;   Revised
                 9/10/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
ST-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      7             40
                 ADENOCARCINOMA  OF THE STOMACH;  Revised 7/8/96;  Revised 9/10/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
UC-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      8             40
                 CARCINOMA OF THE UTERINE  CERVIX  AND/OR VULVA;  Revised  7/20/96;
                 Revised 9/28/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------
UP-2             PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS  WITH      6             40
                 CARCINOMA OF AN UNKNOWN PRIMARY;  Revised 7/8/96; Revised 9/10/96;
                 Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                     Number of    Patients who
   Title of                                                                           Persons         may
   Protocol                         Subject of Protocol and Date                      Enrolled    Participate
                                         (as of 10/19/2000)                                       in the Study
--------------------------------------------------------------------------------------------------------------
WT-2             PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 IN  PATIENTS  WITH      2             40
                 WILMS' TUMOR; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
--------------------------------------------------------------------------------------------------------------

Government Regulation

      The FDA imposes substantial requirements upon, and conditions precedent to, the introduction of therapeutic drug products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures. To obtain FDA approval for Antineoplastons, we must submit extensive preclinical and clinical data and supporting information to the FDA to establish the safety and efficacy of Antineoplastons. The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies. Additional government regulation may be established that could prevent or delay regulatory approval of Antineoplastons. Moreover, there can be no assurance that the Company can satisfy FDA regulatory protocol to gain approval for Antineoplastons in the United States or that FDA approval for the sale of Antineoplastons in the United States will be obtained. If regulatory approval is granted, the approval may include significant limitations on the indicated uses for which Antineoplastons may be marketed.

      The effect of the FDA drug approval process for Antineoplastons may impose costly procedures upon the Company's activities which may furnish a competitive advantage to the other companies that compete with the Company in the field of cancer treatment drugs. The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

      The Investigational New Drug Application Process in the United States is governed by regulations established by the FDA which strictly control the use and distribution of investigational drugs in the United States. The guidelines require that an IND, filed by a sponsor, contain sufficient information to justify administering the drug to humans, that the application include relevant information on the chemistry, pharmacology and toxicology of the drug derived from chemical, laboratory and animal or in vitro testing, and that a protocol be provided for the initial study of the new drug to be conducted on humans.

      In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND. Such application must contain an investigator's brochure, a description of the composition, manufacture and control of the drug substance and the drug product, sufficient information to assure the proper identification, quality, purity and strength of the investigational drug, a description of the drug substance, including its physical, chemical, and biological characteristics, the general method of preparation of the drug substance, a list of all components including interactive ingredients, adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation and a summary of any previous human experience with the drug. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well-documented clinical experience in place of some other pre-clinical work.

      The focal point of the IND is on the general investigational plan and the protocols for specific human studies. The plan is carried out in three phases:
Phase I includes the initial introduction of an investigational new drug into humans and may be conducted in patients or normal volunteer subjects. The studies are closely monitored to determine the metabolism and pharmacologic actions of the drug in humans, the potential side effects and, if possible, to gain early evidence on effectiveness. During Phase I testing, sufficient information about the drug is gathered to design well-controlled, scientifically valid Phase II studies. Phase II includes controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase II studies are controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase III includes expanded controlled and uncontrolled trials and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies usually include from several hundred to several thousand subjects.

      An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns about issues such as the conduct of the trials as outlined in the IND. After the IND becomes effective, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for informing FDA and clinical investigators immediately of unforeseen serious side effects or injuries. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

      Assuming successful completion of the clinical studies, the results of the studies, together with other detailed information, including, among other information, details concerning the manufacture and composition of the drug, proposed labeling, environmental impact and the scientific rationale for the drug, its intended use and the potential benefits of the drug product, are submitted to the FDA in the form of an NDA requesting approval to market the drug. If the FDA finds the NDA submission and the manufacturing process to be acceptable, the FDA will issue an approval letter. If the FDA does not find the NDA submission or the manufacturing process to be sufficient, it will issue a "not approvable letter" describing the deficiencies in the NDA and allowing the NDA applicant to either amend the NDA, withdraw the NDA or request a hearing. Even if the NDA is amended or a hearing is held, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. In addition, as a result of the Company's use of Milestones to predict the benefits of Antineoplastons, the FDA may subject any such approval to the requirement that the Company study the drug further, to verify and describe its clinical benefit (Phase IV testing). Further, the FDA may also impose postmarketing restrictions on Antineoplastons. The FDA may withdraw approval of any drug if the Phase IV trials fail to verify clinical benefit, use of the drugs demonstrates that postmarketing restrictions are inadequate to assure safe use of the drug, the Company fails to adhere to the postmarketing restrictions agreed upon, the promotional materials are false or misleading or other evidence demonstrates that the drug is not shown to be safe or effective under its conditions of use.

      The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. Moreover, if regulatory approval of a drug is granted, the approval will be limited to specific indications, there can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization.

      The FDA has implemented an accelerated review process for pharmaceutical agents that treat serious or life-threatening disease and conditions, subject to payment of user fees. Approval may be conditioned on a requirement that, following product launch, a company continue to study the drug to verify and describe its clinical benefit. Under "fast track" procedures, the FDA may withdraw approval on an expedited basis if the company fails to show due diligence in conducting post-marketing clinical trials or if the post-approval clinical trials fail to demonstrate that the product is safe or effective. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. The Company cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of its products.

      Even if the regulatory approvals for the Company's products are obtained, its products and its manufacturing facility are subject to continual review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. The Company's drug manufacturing facility must be inspected and approved by the FDA and must comply with the FDA's good manufacturing practice regulations, which are strictly enforced. Full technical compliance requires manufacturers to expend funds, time and effort in the area of production and quality control. In addition, discovery of problems with a product after approval or failure to comply with applicable FDA or other applicable regulatory requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including restrictions on the product, manufacturer or facility, including warning letters, suspension of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.

New government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

      The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $72,000 per year on environmental compliance matters and expects to spend an additional $50,000 for repairs and upgrades during the year ending February 28, 2002.

Research And Development

      The Company's principal research and development efforts conducted on behalf of Dr. Burzynski are currently diverted toward Antineoplastons. The anticancer activity of these compounds has been documented in preclinical studies employing the methods of cell culture, pharmacology, cell biology, molecular biology, experimental therapeutics and animal models of cancer. At the level of Phase II clinical studies, the Company believes the anticancer activity of Antineoplastons is supported by preliminary results from ongoing, FDA authorized, Phase II clinical trials.

      The cellular mechanism underlying the anticancer effects of Antineoplastons continues to be investigated in both the Company's own basic preclinical research program and in independent laboratories around the world. A review of this work suggests several mechanisms that may underlie the antineoplastic activity of Antineoplastons. For example, it has been found, in cell culture experiments, that Antineoplastons induce pathologically undifferentiated cancer cells to assume a more normal state of differentiation. Cell culture experiments have also shown that Antineoplaston components can kill some cancer cells by activating the cell's intrinsic "suicide" program. It must be noted that data collected in cell culture experiments may or may not indicate the mechanism of action of Antineoplastons in humans.

      At a more molecular or sub-cellular level, cell culture experiments have shown that Antineoplastons can block biochemical pathways involving oncogenes required to produce abnormal cell growth. In addition, cell culture experiments have shown that Antineoplastons can increase the expression of anticancer tumor suppressor genes. Although these experiments were conducted using human cancer cells, they may or may not indicate the mechanism of Antineoplaston action in humans.

      In addition to the original family of Antineoplaston compounds (the "Parental Generation"), the Company continues its development of a second generation of Antineoplastons. In cell culture experiments the second generation Antineoplastons which were developed by the Company, have been shown to be at least a thousand times more potent then the Parental Generation.

      The Company is also developing a third generation of structurally altered Antineoplastons that the Company believes will exhibit markedly improved anticancer activity in human cancer cell lines that have been resistant to the Parental Generation. However, increases of antineoplastic activity in cell culture experiments may or may not translate into increased efficacy in humans.

      The Company is also involved in ongoing studies examining the pharmacokinetics (absorption, distribution, metabolism, and excretion) and pharmacodynamics (dose-response) of Antineoplastons in patients with neoplastic disease.

      The Company uses various scientific reagents from several different suppliers to conduct its research activities.

      Total research and development costs for the fiscal years ended February 29, 2000 and February 28, 1999, 1998, and 1997 were approximately $4,133,000,
$4,764,000, $6,603,000, and $6,736,000, respectively.

Intellectual Property

      From 1984 through 2000, six patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the "Patents") have been issued by the United States Patent Office and Patent Offices and Patent Officers of 28 other countries to Dr. Burzynski. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by Amended License Agreement dated April 24, 1989 and Second Amended License Agreement dated March 1, 1990 (collectively, the "License Agreement"). Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the "Territory"), to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski's rights, title, and interests, including patent rights, in Antineoplaston drugs in the treatment and diagnosis of cancer. See "Certain Relationships and Related Transactions." The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the "Royalty Agreement"), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons. The Company owns, pursuant to the License Agreement, exclusive rights to six issued United States Patents and two issued Canadian Patents. The Company has no patents in Mexico. The Company has two pending patent applications in Canada and one pending patent application in Mexico. In addition, the Company recently received a Notice of Allowance and Issue Fee Due (the "Notice") from the United States Patent and Trademark Office regarding a pending patent application (the "2001 U.S. Patent") for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate. The Notice states that the 2001 U.S. Patent has been examined by the United States Patent and Trademark Office and is "allowed for issuance as a patent." It is the Company's understanding that the 2001 U.S. Patent should be granted in the year 2001 following payment of an issue fee by the Company. Once granted, the 2001 U.S. Patent will expire in the year 2018.

      The five initial United States Patents (the "Initial Patents") relate to:
(i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10. The Initial Patents expire from September 11, 2001 to January 11, 2009, however the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

      The sixth United States Patent (the "2000 U.S. Patent") covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity. The 2000 U.S. Patent expires May 14, 2017.

      The two Canadian Patents (the "Canadian Patents") relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, and (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer). The Canadian Patents expire on November 14, 2006 and June 4, 2002, respectively.

      The pending patent applications in Canada relate to Liposomal Antineoplaston Therapy using a "second generation" of Antineoplastons and a treatment regimen for the administration of phenylacetylglutamine. Should these patents be granted, of which there can be no assurance, they would expire in the years 2017, 2018, and 2019, respectively.

      The one pending patent application in Mexico relates to a treatment regimen for the administration of phenylacetylglutamine. Should this patent be granted, of which there can be no assurance, it would expire in the year 2019.

      The Company also depends upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance upon trade secrets or confidentiality agreements rather than patents.

      The Company's success will depend in part on its ability to enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties, in the United States, Canada, and Mexico. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that the Company will develop additional products and methods that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid violating or infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

      The Company depends upon the knowledge, experience and skills (which are not patentable) of its key scientific and technical personnel. To protect its rights to its proprietary information, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of their ideas, developments, discoveries and inventions. There can be no assurance that these agreements will effectively prevent the unauthorized use or disclosure of the Company's confidential information.

Competition

      There are many companies, universities, research teams and scientists, both private and government-sponsored, that are engaged in research to produce cancer treatment agents and that have greater financial resources and larger research staffs and facilities than the Company. In addition, there are other companies and entities, both private and government-sponsored, that are engaged in research aimed at compounds similar or related to the Company's Antineoplastons. To the extent that the United States Government also conducts research or supports other companies or individuals in their research, such companies or individuals may have a competitive advantage over the Company.

Employees

      As of November 15, 2000, the Company had 8 employees, all of whom were full-time employees. None of the Company's employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

      The Company conducts its business in premises owned by Dr. Burzynski and his wife, Dr. Barbara Burzynski (the "Burzynskis"). Pursuant to arrangements with the Burzynskis (see "Certain Relationships and Related Transactions--Research Funding Arrangements"), the Company has occupied the following premises: (i) from 1982 until the present time, 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes, (ii) from 1992 to 1998, 1,567 square feet at 12000 Richmond Avenue, Houston, Texas for its executive offices, and (iii) from 1998 until the present time, 540 square feet at 9432 Old Katy Road, Suite 200 for its executive offices. Management of the Company believes that each of these properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

      On November 20, 1995, the Company and Dr. Burzynski were indicted in a criminal action (U.S. v Stanislaw Burzynski and the Burzynski Research Institute) brought by the United States in the United States District Court, Southern District of Texas, for alleged violations of FDA law and mail fraud. The case was resolved in 1997 with a complete acquittal and dismissal of all charges against both Dr. Burzynski and the Company.

      The Company and Dr. Burzynski were named as defendants in a lawsuit (Provident Life Insurance Co. v. Stanislaw R. Burzynski and the Burzynski Research Institute) filed on December 5, 1995 by Provident Life Insurance Co. in the U.S. District Court, Southern District of Texas, Houston Division, for the recovery of monies which Provident Life paid to Dr. Burzynski for the treatment of six of its insured, including claims for insurance fraud. The trial court dismissed the fraud claims and granted restitution of monies paid to Dr. Burzynski, including statutorily granted attorney fees. In 1999, the case was settled while on appeal to the United States Court of Appeals for the Fifth Circuit.

      The Company and Dr. Burzynski were named as defendants in a lawsuit (Bedient v. Stanislaw R. Burzynski and the Burzynski Research Institute) filed on July 9, 1998, in the State District Court in Harris County, Houston, Texas. This was a fraud and medical malpractice case relating to the treatment of one of Dr. Burzynski's former patients. The case was settled in 2000 by Dr. Burzynski by return of a small amount of the patient's treatment expenses.

      The Company and Dr. Burzynski were named as defendants in a lawsuit (Mohammad Khalid, et al. v. Burzynski Research Institute, et al) filed on March 11, 1998 in the United States District Court, Southern District of Texas, by two former employees of the Company who made a claim based on discrimination and retaliation. The former employees sought damages, including back pay and lost future wages. The lawsuit concluded in February 2000 and resulted in a verdict in favor of the Company and Dr. Burzynski on all claims.

      Since 1997, there have also been other minor lawsuits filed against Dr. Burzynski. All of these lawsuits have been resolved and have not had a material adverse effect on Dr. Burzynski or the Company.

      The Company's activities are subject to regulation by various governmental agencies, including the FDA, which regularly monitor the Company's operations and often impose requirements on the conduct of its clinical trials and other aspects of the Company's business operations. The Company's policy is to comply with all such regulatory requirements. From time to time, the Company is also subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice. The Company seeks to minimize its exposure to claims of this type wherever possible.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fiscal years ended February 28, 1998, 1999 and 2000.

                                     PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      In recent years, the Common Stock of the Company has been listed on the NASD Over-the-Counter Bulletin Board ("OTCBB") under the symbol "BZYR." On July 25, 2000, the Company's Common Stock was removed from listing on the OTCBB until such time as this Form 10-KSB and interim Form 10-QSBs for the quarters ended May 30, 2000, August 30, 2000 and November 30, 2000 are filed with the Securities and Exchange Commission (the "SEC"). Since July 25, 2000 trading in the Company's Common Stock has been occurring in the "Grey Market," which involves the trading of a security that is not listed on any stock exchange or quoted on the OTCBB or the National Quotation Bureau's Pink Sheets, and such trading will continue until its Common Stock is again listed on the OTCBB. A public trading market having the characteristic of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. There can be no assurance that the market will provide significant liquidity for the Company's Common Stock. As a result, an investment in the Company's Common Stock may be highly illiquid. Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

      The following table sets forth high and low "Bid" prices of the shares of Common Stock of the Company for the periods indicated (as reported by Nasdaq Trading and Market Services).

                -----------------------------------------------------
                                          High          Low
                -----------------------------------------------------
                1996 First Quarter        0.375         0.03
                -----------------------------------------------------
                1996 Second Quarter       0.125         0.125
                -----------------------------------------------------
                1996 Third Quarter        0.125         0.0625
                -----------------------------------------------------
                1996 Fourth Quarter       0.6875        0.08
                -----------------------------------------------------
                1997 First Quarter        0.75          0.125
                -----------------------------------------------------
                1997 Second Quarter       0.3125        0.125
                -----------------------------------------------------
                1997 Third Quarter        0.3125        0.09375
                -----------------------------------------------------
                1997 Fourth Quarter       0.33          0.15
                -----------------------------------------------------
                1998 First Quarter        0.38          0.15
                -----------------------------------------------------
                1998 Second Quarter       0.26          0.11
                -----------------------------------------------------
                1998 Third Quarter        0.23          0.07
                -----------------------------------------------------
                1998 Fourth Quarter       0.23          0.13
                -----------------------------------------------------
                1999 First Quarter        0.28          0.15
                -----------------------------------------------------
                1999 Second Quarter       0.18          0.125
                -----------------------------------------------------
                1999 Third Quarter        0.15          0.05
                -----------------------------------------------------
                1999 Fourth Quarter       0.79          0.1
                -----------------------------------------------------

      The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      As of February 28, 2001, there were approximately 2,053 holders of record of the Company's Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

      The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business. However, there can be no assurance that the Company can successfully expand its operations, or that such expansion will prove profitable. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition of the Company as of February 29, 2000, February 28, 1999 and February 28, 1998 and the results of operations for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

Introduction

      The Company has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA. The Company's sole source of funding is Dr. Burzynski, who funds the Company's operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company. See "Certain Relationships and Related Transactions." Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.

      The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company is currently conducting approximately 72 FDA approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. See "Certain Relationships and Related Transactions."

Results Of Operations

Fiscal Year Ended February 29, 2000 Compared to Fiscal Year Ended February 28, 1999

      Research and development costs were approximately $4,133,000 and $4,764,000 for the fiscal years ended February 29, 2000 and February 28, 1999, respectively. These decreases generally reflected an overall reduction in research activities due to a reduction in the number of eligible clinical trial participants pursuant to FDA requirements that participants undergo traditional cancer treatment prior to participating in the Company's clinical trials. The decrease of $631,000 or 13% was due to a decrease in personnel cost of $112,000, a decrease in material costs of $565,000 and an increase in other research and development costs of $46,000.

      General and administrative expenses were approximately $147,000 and $73,000 for the fiscal years ended February 29, 2000 and February 28, 1999, respectively. The increase of $74,000 or 100% was due to an increase in legal and professional fees of $72,000 and an increase in other general and administrative expenses of $2,000.

      The Company had net losses of approximately $4,381,000 and $5,038,000 for the fiscal years ended February 29, 2000 and February 28, 1999, respectively. The decrease in the net loss from 1999 to 2000 was primarily due to an overall reduction in the research activities of the Company as described above. As of February 29, 2000, the Company had a total stockholders' deficit of $14,429.

Fiscal Year Ended February 28, 1999 Compared to Fiscal Year Ended February 28, 1998

      Research and development costs were approximately $4,764,000 and $6,603,000 for the fiscal years ended February 28, 1999 and 1998, respectively. These decreases generally reflected an overall reduction in research activities due to a reduction in the number of eligible clinical trial participants pursuant to FDA requirements that participants undergo traditional cancer treatment prior to participating in the Company's clinical trials. The decrease of $1,839,000 or 28% was due to a decrease in personnel cost of $789,000, a decrease in material costs of $997,000 and a decrease in other research and development costs of $53,000.

      General and administrative expenses were approximately $73,000 and $311,000 for the fiscal years ended February 28, 1999 and 1998, respectively. The decrease of $238,000 or 77% was due to a decrease in legal and professional fees of $89,000, a decrease in personnel cost of $98,000 and a decrease in other general and administrative expenses of $51,000. These decreases primarily resulted from overall reductions in the research activities of the Company described above.

      The Company had net losses of approximately $5,038,000 and $7,125,000 for the fiscal years ended February 28, 1999 and 1998, respectively. The decrease in the net loss from 1998 to 1999 was primarily due to an overall reduction in the research activities of the Company as described above. As of February 28, 1999, the Company has a total stockholders' deficit of $701.

Fiscal Year Ended February 28, 1998 Compared to Fiscal Year Ended February 28, 1997

      Research and development costs were approximately $6,603,000 and $6,736,000 for the fiscal years ended February 28, 1998 and 1997, respectively. The decrease of $133,000 or 2% was due to an increase in personnel cost of $627,000, a decrease in material costs of $518,000, a decrease in equipment repairs and maintenance of $149,000 and a decrease in other research and development costs of $93,000.

      General and administrative expenses were approximately $311,000 and $983,000 for the fiscal years ended February 28, 1998 and 1997, respectively. The decrease of $672,000 or 68% was due to a decrease in legal and professional fees of $260,000, a decrease in personnel cost of $374,000 and a decrease in other general and administrative expenses of $38,000.

      The Company had net losses of approximately $7,125,000 and $7,953,000 for the fiscal years ended February 28, 1998 and 1997, respectively. The decrease in the net loss from 1997 to 1998 was primarily due to the decrease in research and development costs resulting from lower material costs, equipment repairs and maintenance costs. As of February 28, 1998, the Company had a total stockholders' deficit of $397,326.

Liquidity and Capital Resources

      The Company's operations have been funded entirely by Dr. Burzynski from funds generated from Dr. Burzynski's medical practice. Effective March 1, 1997, the Company entered into a Research Funding Agreement with Dr. Burzynski (the "Research Funding Agreement"), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company's Antineoplaston research. Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company's research expenses, including expenses to conduct the clinical trials. Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company's research activities. The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business. Dr. Burzynski pays the full amount of the Company's monthly and annual budget or expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs. In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as is in the current license between Dr. Burzynski and the Company. Dr. Burzynski has unlimited and free access to all equipment which the Company owns, so long as such use does not conflict with the Company's use of such equipment, including without limitation, to all equipment used in the manufacturing of Antineoplastons used in the clinical trials. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following: (1) any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income, or (2) the net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

      Effective March 1, 2001, the Company and Dr. Burzynski extended the term of the Research Funding Agreement until March 1, 2002, with an automatic renewal for two additional one-year terms, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

      The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing his intention to continue the agreement notwithstanding this automatic termination provision.

      The Company estimates that it will spend approximately $5,000,000 in the fiscal year ending February 28, 2002. The Company estimates that of this amount, $4,500,000 will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his medical practice (including receivables aged 90 days or less) currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations through the fiscal year ending February 28, 2002. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 17 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

      The Company may be required to seek additional capital through equity or debt financing or the sale of assets until the Company's operating revenues are sufficient to cover operating costs and provide positive cash flow; however, there can be no assurance that the Company will be able to raise such additional capital on acceptable terms to the Company. In addition, there can be no assurance that the Company will ever achieve positive operating cash flow.

ITEM 7. FINANCIAL STATEMENTS

      The Company's Annual Financial Statements, Notes to Financial Statements and the reports of Fitts, Roberts & Co., P.C., independent certified public accountants, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 10, 2000 the Company engaged the accounting firm of Fitts, Roberts & Co., P.C. of Houston, Texas as independent public accountants to audit the Company's financial statements for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998, and replace the Houston-based firm of Seitz and DeMarco, P.C. ("S&D"), which was the independent public accountant for the Company's certified financial statements for the years ended February 28, 1997 and February 29, 1996. During the two fiscal years ended February 28, 1997 and the subsequent interim periods preceding the engagement of Fitts, Roberts & Co., P.C., there were no disagreements with S&D on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of S&D would have caused that firm to make reference in connection with its report to the subject matter of the disagreement or any reportable events. However, on August 1, 2000 S&D advised the Company that it did not wish to audit the Company's financial statements for the fiscal years ended February 28, 1998, February 28, 1999 and February 29, 2000 because S&D believed an audit by a firm more experienced in SEC filings than S&D was in the best interest of the Company and its stockholders. In light of this position taken by S&D, the Company decided to appoint Fitts, Roberts & Co., P.C. as its auditor for the Company's financial statements for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998, and retain S&D to assist and support the Company and Fitts Roberts & Co. during the auditing process.

      S&D's report on the Company's financial statements for the years ended February 28, 1997 and February 29, 1996 contained no adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles. The Company requested that S&D furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of S&D's letter to the SEC, dated March 21, 2001, is filed as Exhibit 16 to this Form 10-KSB. The Company has not had any disagreement with its independent auditors on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below are the names, ages and positions of the Company's directors and executive officers, including the directors and executive officers of the Company since March 1, 1997:

----------------------------------------------------------------------------------------------------
Name                                            Age    Office

----------------------------------------------------------------------------------------------------
Stanislaw R. Burzynski, M.D., Ph.D.(1)          58     Director, President, Secretary, and Treasurer
----------------------------------------------------------------------------------------------------
Tadeusz Burzynski, M.Sc., E.E. (2)             ---(2)  Senior Vice President and Director
----------------------------------------------------------------------------------------------------
Dean Mouscher(1)                                48     Secretary
----------------------------------------------------------------------------------------------------
Barbara Burzynski, M.D.                         60     Director
----------------------------------------------------------------------------------------------------
Michael H. Driscoll, Esq.                       54     Director
----------------------------------------------------------------------------------------------------
Carlton Hazlewood, Ph.D.                        65     Director
----------------------------------------------------------------------------------------------------

----------
(1) Dean Mouscher served as Secretary from 1996 until July 24, 1998 when he was replaced by Dr. Burzynski.
(2) Tadeusz Burzynski served as Senior Vice President and Director until his death on June 13, 1998 at age 65.

      STANISLAW R. BURZYNSKI, M.D., PH.D., has been the President and Chairman of the Board of Directors of the Company since its inception in 1984. He also serves as the Company's Secretary and Treasurer. Dr. Burzynski is a physician in private practice in Houston, Texas specializing in the treatment of cancer. Dr. Burzynski is the husband of Barbara Burzynski, M.D. and the brother of Tadeusz Burzynski, M.Sc., E.E.

      Currently listed in Who's Who In The World, and a member in good standing with both the American and World Medical Associations, Dr. Burzynski, is an internationally recognized physician and scientist who has pioneered the development and use of biologically active peptides in diagnosing, preventing, and treating cancer since 1967. In 1967, Dr. Burzynski graduated from the Medical Academy in Lublin, Poland, with an M.D. degree with distinction, finishing first in his class of 250, and subsequently earned his Ph.D. in Biochemistry.

      From 1970 to 1977, he was a researcher and Assistant Professor at Baylor College of Medicine in Houston At Baylor, Dr. Burzynski's research was sponsored and partially funded by the National Cancer Institute. Also at Baylor, he authored and co-authored sixteen publications, including five concerning his research on peptides and their effect on human cancer. Four of these publications were also co-authored by other doctors associated with M.D. Anderson Hospital and Tumor Institute and Baylor College of Medicine. In May, 1977, Dr. Burzynski received a Certificate of Appreciation from Baylor College of Medicine and in that same year founded the Company.

      Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, the Society of Neuro-oncology and has privileges at Bayou City Medical Center Hospitals located near the Burzynski Research Institute in Houston. He is the author of 172 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 143 patents covering 35 countries for his Antineoplaston treatment. Other groups are working in conjunction with him, including researchers at the University Kurume Medical School in Japan.

      TADEUSZ BURZYNSKI, M.SC., E.E., was the Vice President in Charge of Technical Operations and a Director from 1981 until his death on June 13, 1998. He was the brother of Dr. Burzynski. Mr. Burzynski had been project manager for the construction of several medically related facilities around the world including a biological research center at the University of Cracow, Cracow, Poland, three hospitals and a medical center. Mr. Burzynski had also lived approximately six years in Brazil, during which time he was engaged in various capacities including design and technical supervisor for the construction of various chemical refineries. He received his Bachelor of Science in Electrical Engineering from the Academy of Mining and Metallurgy in Cracow, Poland in 1958, and Master of Science from the Federal University in Santa Maria, Brazil in 1981.

      DEAN MOUSCHER served as Secretary of the Company from 1996 until July 24, 1998 and was employed by the Burzynski Clinic as Director of Clinical Trials. Prior to that time, Mr. Mouscher was self-employed as a floor trader at the Chicago Board of Trade, trading for his own account. He also owns "The English Center," a corporation in Chicago, Illinois which employs individuals to teach the English language to people whose first language is Polish.

      BARBARA BURZYNSKI, M.D., a Director since 1984 and the wife of Dr. Burzynski, has been the Chairman of the Department of Pharmacy of the Burzynski Clinic since 1977. From January 1976 to July 1977, she was a Research Assistant in the Department of Pediatrics at Baylor College of Medicine and from 1970 to 1975, was a Resident Physician in the Department of Obstetrics and Gynecology at the Medical Academy, Lublin, Poland. Dr. Burzynski graduated with and M.D. in 1966 from the Medical Academy, Lublin, Poland, and has published three articles on studies with Antineoplastons.

      MICHAEL H. DRISCOLL, ESQ. has been a Director of the Company since 1984. Mr. Driscoll was formerly a judge and served as the County Attorney of Harris County, Texas from 1981 until he retired in 1997.

      CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. Dr. Hazlewood is currently operating his own consulting company, Research Consultant's International. He has also been employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, when he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazelwood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's voting equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, directors, and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

      During the fiscal year ended February 28, 1998, (i) one Form 3 reporting initial beneficial ownership was not timely filed by Dr. Burzynski, (ii) one Form 3 reporting initial beneficial ownership was not timely filed by Dean Mouscher, and (iii) one Form 4 reporting one transaction was not timely filed by Carlton Hazelwood. In addition, during the fiscal year ended February 28, 1999, one Form 5 reporting one transaction (stock option grant) was not timely filed by Dean Mouscher.

      Except as described above, based solely upon a review of the copies of such reports furnished to the Company, the Company believes there was compliance for the fiscal years ended February 29, 2000, February 28, 1999 and February 28, 1998 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                     Long-Term Compensation Awards
--------------------------------------------------------------------------------------------------------------------
                                                                             Securities
                                                                Restricted   Underlying                     All
       Name/Position           Fiscal                             Stock      Operations/     LTIP          Other
       -------------            Year      Salary       Bonus      Awards        SARs        Payouts     Compensation
                                ----      ------       -----      ------        ----        -------     ------------
--------------------------------------------------------------------------------------------------------------------
Stanislaw R. Burzynski,         1996     $301,730       -0-         -0-          -0-          -0-           -0-
M.D., Ph.D., President          1997     $290,576       -0-         -0-          -0-          -0-           -0-
                                1998     $316,584       -0-         -0-          -0-          -0-           -0-
                                1999     $348,000       -0-         -0-          -0-          -0-           -0-
                                2000     $348,050       -0-         -0-          -0-          -0-           -0-
--------------------------------------------------------------------------------------------------------------------
Tadeusz Burzynski,              1996     $159,404       -0-         -0-          -0-          -0-           -0-
M.Sc., E.E./Senior Vice         1997     $159,404       -0-         -0-          -0-          -0-           -0-
President                       1998     $165,792       -0-         -0-          -0-          -0-           -0-
                                1999     $ 51,042       -0-         -0-          -0-          -0-           -0-
                                2000        -0-         -0-         -0-          -0-          -0-           -0-
--------------------------------------------------------------------------------------------------------------------
Robert Waldbillig,              1996     $100,000       -0-         -0-          -0-          -0-           -0-
Ph.D., Vice President of        1997     $100,000       -0-         -0-          -0-          -0-           -0-
Research                        1998     $100,000       -0-         -0-          -0-          -0-           -0-
                                1999     $100,000       -0-         -0-          -0-          -0-           -0-
                                2000     $100,000       -0-         -0-          -0-          -0-           -0-
--------------------------------------------------------------------------------------------------------------------

      Directors do not receive any compensation for serving as directors; however, directors are reimbursed for all ordinary and necessary expenses incurred in attending meetings of the Board of Directors or otherwise incurred in their capacity as directors. In addition, any director also serving as a director of the IRB, the independent review board for the Company's clinical trials designated according to federal regulations, is compensated by the IRB approximately $1,200 annually for serving as a director of the IRB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 28, 2001, the number of outstanding shares of Common Stock (the Company's only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

----------------------------------------------------------------------------------------------------------
Title of class          Name and address of               Amount and nature of        Percent of class (1)
                        beneficial owner                  Beneficial owner
----------------------------------------------------------------------------------------------------------
Common Stock            Stanislaw R. Burzynski, M.D.,     106,434,190 shares                  81.01%
                        Ph.D
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Tadeusz Burzynski, M.Sc., E.E.    712,506 shares (2)                  0.54%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Dean Mouscher                     600,000 shares (3)                  0.45%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Barbara Burzynski, M.D.           106,434,190 shares                  81.01%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Michael H. Driscoll, Esq.           570,000 shares                    0.43%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Carlton Hazlewood                      0 shares                       0.00%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            All Current Directors and           107,004,190                      81.44%
                        executive officers as a group
                        (4 people)
----------------------------------------------------------------------------------------------------------

(1) Percentages shown are based upon 131,389,444 shares of Common Stock outstanding as of February 28, 2001, plus, with respect to each person listed, such number of shares of Common Stock as such person or entity has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights held by such person.

(2) Following his death on June 13, 1998, all of Tadeusz Burzynski's shares of Common Stock are beneficially owned by his widow, Zofia Burzynski.

(3)   Includes 600,000 shares subject to vested stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Dr. Burzynski is the President, Chairman of the Board, and the beneficial owner of 81.01% of the Company's outstanding Common Stock. Since 1983, Dr, Burzynski has personally funded and supported the Company's operations pursuant to various agreements with the Company out of funds generated from his medical practice.

License Agreement

      The Company entered into the License Agreement with Dr. Burzynski which gives the Company the exclusive right in the Territory (composed of the United States, Canada and Mexico) to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all of his rights, title and interests in Antineoplaston drugs, in treatment and diagnosis of cancer, including but not limited to any patent rights which may be granted in these countries. The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition if filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company's securities having voting power equal to or greater than the voting power of the securities he holds. Amendments to the License Agreement on April 24, 1984 and on March 1, 1990 granted Dr. Burzynski the limited right to manufacture, use, and exploit Antineoplastons in the Company's exclusive territory solely for the purpose of enabling Dr. Burzynski to treat patients in his medical practice until such date that the FDA may approve the use and sale of Antineoplastons for the treatment of cancer in the United States.

Research Funding Arrangements

      The following is a summary of transactions that occurred during fiscal year ended February 28, 1997 pursuant to the various funding arrangements between the Company and Dr. Burzynski that were in effect during that time:

       --------------------------------------------------------------------
                                                                    1997
                                                                    ----
       --------------------------------------------------------------------
       Royalties, rents, administrative services and             $2,782,554
       supplies paid by Dr. Burzynski
       --------------------------------------------------------------------
       Amounts due from Dr. Burzynski for billings recorded        $398,885
       in accounts receivable at year end
       --------------------------------------------------------------------
       Payments made to Dr. Burzynski for 20% of the cost          $593,242
       of chemicals used in clinical trials being conducted
       by Dr. Burzynski from March 1, 1996 to February 28, 1997
       --------------------------------------------------------------------
       Company expenses paid by Dr. Burzynski for  legal           $345,500
       fees, rent,  and security services
       --------------------------------------------------------------------
       Short term loans made to the Company by Dr.                  $24,300
       Burzynski during the year
       --------------------------------------------------------------------
       Repayment of short term loans made by Dr. Burzynski          $24,300
       during the year
       --------------------------------------------------------------------
       Interest paid to Dr. Burzynski for short term loans             $178
       during the year
       --------------------------------------------------------------------

      Effective March 1, 1997, the Company entered into the Research Funding Agreement with Dr. Burzynski and terminated all of the prior funding agreements between the Company and Dr. Burzynski. Pursuant to the Research Funding
Agreement:

      o The Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and other diseases. The Company will hire such personnel as is required to fulfill its obligations under the agreement;

      o Dr. Burzynski agreed to fund in its entirety all basic research which the Company undertakes in connection with the development of other Antineoplastons or refinements to existing Antineoplastons for the treatment of cancer and other diseases;

      o Dr. Burzynski agreed to pay the expenses to conduct the clinical trials for the Company;

      o Dr. Burzynski agreed to provide the Company such laboratory and research space as the Company needs at the Trinity Drive facility in Stafford, Texas, and such office space as is necessary at Trinity Drive and at 12000 Richmond Avenue facility, at no charge to the Company;

      o The parties agreed that Dr. Burzynski may fulfill his obligations in part by providing such administrative staff as is necessary for the Company to manage its business, at no cost to the Company;

      o Dr. Burzynski agreed to pay the full amount of the monthly and annual budget or expenses for the operation of the Company, together with such other unanticipated but necessary expenses which the Company incurs. Payments from Dr. Burzynski to the Company of the monthly budget shall be made in two equal installments on the first and fifteenth of each month;

      o In the event the research described in the agreement results in the approval of any additional patents, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as provided by the License Agreement;

      o Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns, so long as such use is not in conflict with the Company's use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials;

      o The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

            o Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity); and

            o The net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

      Effective March 1, 2001 the term of the Research Funding Agreement was extended to March 1, 2002, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision

Royalty Agreement

      On March 25, 1997 the Company and Dr. Burzynski entered into the Royalty Agreement, pursuant to which Dr. Burzynski agreed to act as the principal clinical investigator of the clinical trials necessary for obtaining FDA approval for interstate marketing and distribution of Antineoplastons. The Company and Dr. Burzynski agreed that in the event the Company receives FDA approval for interstate marketing and distribution, of which there can be no assurance, the Company shall pay Dr. Burzynski a royalty of 10% (ten percent) of the Company's gross income, which royalty shall be paid on all gross receipts from all future sales, distributions and manufacture of Antineoplastons.

      Pursuant to the Royalty Agreement, the Company granted to Dr. Burzynski the right to (i) either produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients, at any one time, without paying any fees to the Company, or purchase from the Company enough Antineoplaston products to treat up to 1000 patients, at any one time, at a price equal to cost plus 10% (ten percent); and (ii) lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price. The Royalty Agreement further provided that the Company will have the right, when and if Antineoplastons are approved for use and sale by them FDA, to (i) produce all Antineoplaston products to be sold or distributed in the United States., Canada and Mexico for the treatment of cancer; and (ii) to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at terms and rates competitive with those available in the real estate market at the time, provided that Dr. Burzynski does not need the facility for his use.

Stock Options and Other Transactions

      The Company granted Dean Mouscher, during the course of his employment with the Company, stock options to purchase a total of 600,000 shares of the Company's Common Stock at an exercise price of $0.35 per share. These options were granted as follows: (i) options to purchase 400,000 shares were granted on September 14, 1996, (ii) options to purchase 100,000 shares were granted on June 1, 1997, and (iii) options to purchase 100,000 shares were granted on June 1, 1998. All of these options have vested and remain unexercised. In addition, until September 14, 2006, the amount of the Company's Common Stock that can be purchased under these options shall automatically increase by the percentage increase in the total number of shares of the Company's Common Stock outstanding.

      Since Tadeysz Burzynski's death on June 13, 1998, the Company has paid his widow, Zofia Burzynski, $1,000 per month as death benefit payments.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.    EXHIBIT NAME
-----------    ------------

3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit (3)(i)-(iii) to Form 10-KSB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2 Amended Bylaws of the Company (incorporated by reference from Exhibit (3)(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

4.1            Form of Certificate Representing Common Stock.

10.1 License Agreement, effective as of June 29, 1983, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(1) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 ( File No. 000-23425)).

10.2 Amended License Agreement, dated April 2, 1984, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by referenced from Exhibit 10(2) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.3 Second Amended License Agreement, dated March 1, 1990, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(3) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.4 Research Funding Agreement, effective as of March 1, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(4) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.5 First Amendment to Research Funding Agreement, effective as of March 1, 2001, by and between the Company and Dr. Stanislaw R. Burzynski.

10.6 Royalty Agreement, dated March 25, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by referenced from Exhibit 10(5) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.7 First Amended Royalty Agreement, dated September 29, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by referenced from Exhibit 10(6) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

16 Letter of Seitz and DeMarco, P.C., dated March 21, 2001, regarding change in accountants.

24             Power of Attorney (Included with the Signature Page)

      There were no reports on Form 8-K filed by the Company during the fiscal years ended February 28, 1998, February 28, 1999 or February 29, 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Burzynski Research Institute, Inc.


                                       By: /s/ Stanislaw R. Burzynski
                                           -------------------------------------
                                           Stanislaw R. Burzynski, President,
                                           Secretary, Treasurer (Chief Financial
                                           Officer) and Chairman of the
                                           Board of Directors

Date: April 30, 2001

      Each person whose signature appears below constitutes and appoints Dr. Stanislaw R. Burzynski his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, severally, for him/her in his/her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Stanislaw R. Burzynski
----------------------------------------------------------
Stanislaw R. Burzynski                                                          Date: April 30, 2001
President, Secretary, Treasurer (Chief Financial Officer),
and Chairman of the Board and Directors


/s/ Barbara Burzynski
----------------------------------------------------------
Barbara Burzynski                                                               Date: April 30, 2001
Director


/s/ Michael H. Driscoll
----------------------------------------------------------
Michael H. Driscoll                                                             Date: April 30, 2001
Director


/s/ Carlton Hazlewood
----------------------------------------------------------
Carlton Hazlewood                                                               Date: April 30, 2001
Director

                       Burzynski Research Institute, Inc.

                              Financial Statements

                               For the years ended
                February 29, 2000, and February 28, 1999 and 1998

                                    CONTENTS

                                                                            Page

Independent Auditor' Report..................................................F-3

Balance Sheets...............................................................F-4

Statement of Operations......................................................F-5

Statement of Changes in Stockholders' Deficit................................F-6

Statement of Cash Flows......................................................F-7

Notes to Financial Statements................................................F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 29, 2000 and February 28, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 29, 2000 and February 28, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


March 1, 2001
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.
BALANCE SHEETS
February 29, 2000, February 28, 1999 and 1998
--------------------------------------------------------------------------------

                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
ASSETS

Current assets

    Cash and cash equivalents (Note 1)                              $     20,099    $     30,600    $      6,600
                                                                    ------------    ------------    ------------

          Total current assets                                            20,099          30,600           6,600

Property and equipment, net of accumulated depreciation
  and amortization (Notes 1,3 and 7)                                     170,138         302,079         423,636

Other assets                                                               4,355           6,024           7,824
                                                                    ------------    ------------    ------------

          Total assets                                              $    194,592    $    338,703    $    438,060
                                                                    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Notes payable (Notes 4 and 9)                                   $         --    $         --    $    164,000
    Current maturities of long-term debt (Note 5)                          5,461           7,684           9,842
    Current portion of capital lease obligations (Note 7)                 17,213          57,102          69,932
    Accounts payable                                                      48,151         125,923         141,988
    Accrued liabilities                                                  137,815         132,657         377,484
                                                                    ------------    ------------    ------------

        Total current liabilities                                        208,640         323,366         763,246

Long-term debt, less current maturities (Note 5)                              --              --              --
Capital lease obligation, less current portion (Note 7)                      381          16,038          72,140
                                                                    ------------    ------------    ------------

        Total liabilities                                                209,021         339,404         835,386

Commitments and contingencies (Note 11)

Stockholders' deficit

    Common stock, $.001 par value; 200,000,000 shares authorized,
      131,389,444 shares issued and outstanding                          131,389         131,389         131,389
    Additional paid-in capital                                        42,343,748      37,975,982      32,541,682
    Discount on common stock                                                (100)           (100)           (100)
    Retained deficit                                                 (42,489,466)    (38,107,972)    (33,070,297)
                                                                    ------------    ------------    ------------

        Total stockholders' deficit                                      (14,429)           (701)       (397,326)
                                                                    ------------    ------------    ------------

          Total liabilities and stockholders' deficit               $    194,592    $    338,703    $    438,060
                                                                    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF OPERATIONS
For the Years Ended February 29, 2000, February 28, 1999 and 1998
--------------------------------------------------------------------------------

                                                   2000           1999           1998
                                               -----------    -----------    -----------
Revenue
     Research income                           $        --    $        --    $    20,000
     Other income                                   46,805            620          1,366
                                               -----------    -----------    -----------

          Total revenue                             46,805            620         21,366

Operating expenses
    Research and development (Notes 1 and 2)     4,132,854      4,763,803      6,602,903
    General and administrative                     147,020         72,890        310,501
    Depreciation (Note 3)                          135,245        179,002        211,833
                                               -----------    -----------    -----------

        Total operating expenses                 4,415,119      5,015,695      7,125,237
                                               -----------    -----------    -----------

    Net loss before provision for taxes         (4,368,314)    (5,015,075)    (7,103,871)

Provision for income tax (Notes 1 and 8)            13,180         22,600         20,880
                                               -----------    -----------    -----------

     Net loss                                  $(4,381,494)   $(5,037,675)   $(7,124,751)
                                               ===========    ===========    ===========

Earnings per share information:
Basic and diluted
   (Loss) per common share                     $   (0.0333)   $   (0.0383)   $   (0.0542)
                                               ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended February 29, 2000, February 28, 1999 and 1998
--------------------------------------------------------------------------------

                                                                   (Restated)
                                                                    Additional    Discount on
                                                         Common      Paid-in        Common          Retained
                                                         Stock       Capital         Stock          Deficit
                                                        --------   -----------       -----        ------------
Balance February 28, 1997                                131,289    24,851,023          --         (25,945,546)

    Cash contributed by S.R. Burzynski M.D., Ph.D             --     1,921,322          --                  --

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D                              --     5,769,337          --                  --

    Issue 100,000 shares of common stock
       for no cost                                           100            --        (100)                 --

    Net loss                                                  --            --          --          (7,124,751)
                                                        --------   -----------       -----        ------------

Balance February 28, 1998                                131,389    32,541,682        (100)        (33,070,297)

    Cash contributed by S.R. Burzynski M.D., Ph.D             --     1,141,015          --                  --

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D                              --     3,972,839          --                  --

    Liabilities assumed by S.R. Burzynski M.D., Ph.D          --       320,446          --                  --

    Net loss                                                  --            --          --          (5,037,675)
                                                        --------   -----------       -----        ------------

Balance February 28, 1999                                131,389    37,975,982        (100)        (38,107,972)

    Cash contributed by S.R. Burzynski M.D., Ph.D             --       918,500          --                  --

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D                              --     3,449,266          --                  --

    Net loss                                                  --            --          --          (4,381,494)
                                                        --------   -----------       -----        ------------

Balance February 29, 2000                               $131,389   $42,343,748       $(100)       $(42,489,466)
                                                        ========   ===========       =====        ============

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended February 29, 2000, February 28, 1999 and 1998
--------------------------------------------------------------------------------

                                                              2000           1999           1998
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              $(4,381,494)   $(5,037,675)   $(7,124,751)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                          135,245        179,002        211,833
        Loss on sale of asset                                      --             --             15
        FDA clinical trial expenses paid directly by
           S.R. Burzynski M.D., Ph. D                       3,449,266      3,972,839      5,769,337
    Decrease in
        Other assets                                            1,669             --          1,208
    Increase (decrease) in
        Accounts payable                                      (77,772)       (16,065)      (651,440)
        Accrued liabilities                                     5,158        (86,581)       (91,232)
                                                          -----------    -----------    -----------

  NET CASH (USED) BY OPERATING ACTIVITIES                    (867,928)      (988,480)    (1,885,030)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                        (3,304)       (57,445)        (4,185)
    Proceeds from sale of asset                                    --             --         22,500
                                                          -----------    -----------    -----------

  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             (3,304)       (57,445)        18,315

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                 (2,223)        (2,158)        (3,234)
    Payments on capital lease obligations                     (55,546)       (68,932)       (60,489)
    Additional paid-in capital                                918,500      1,141,015      1,921,322
                                                          -----------    -----------    -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                   860,731      1,069,925      1,857,599
                                                          -----------    -----------    -----------

  NET INCREASE (DECREASE) IN CASH                             (10,501)        24,000         (9,116)

CASH AT BEGINNING OF YEAR                                      30,600          6,600         15,716
                                                          -----------    -----------    -----------

  CASH AT END OF YEAR                                     $    20,099    $    30,600    $     6,600
                                                          ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash Paid During the Year For:
        Income taxes                                      $    20,680    $        --    $    19,650
        Interest                                          $   105,622    $   122,321    $   145,995

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Liabilities assumed by S.R. Burzynski M.D., Ph.D      $        --    $  (320,446)   $        --
    Stock issued at no cost                               $        --    $        --    $       100
    Additional paid-in capital from liabilities assumed   $        --    $   320,446    $        --

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS

1. Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

      Background and Basis of Presentation

      The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the Federal Drug Administration
      (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer. These expenses incurred directly by S.R. Burzynski, M.D., PhD (Dr. Burzynski) have been reported as research and development costs and as additional paid-in capital. Other funds received from Dr. Burzynski have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski's medical practice (unrelated to the clinical trials) have not been included in these financial statements. Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products knows as "antineoplastons", which he has licensed to the Company.

      The Company and Dr. Burzynski have entered various agreements, as further described in Note 2, which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA.

      The Company's administrative offices are located in Houston, Texas; its research and production facilities in Stafford, Texas. The Company operates primarily as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. Segment information is not presented since all of the Company's operations are attributed to a single reportable segment. The Company has had no significant revenue from external sources. The Company is currently conducting clinical trials on various antineoplastons in accordance with FDA regulations, however, at this time none of the antineoplaston drugs have received FDA approval; further, there can be no assurance FDA approval will be granted.

      Economic Dependency

      The Company has generated no significant revenues since its inception. As of February 29, 2000, the Company had a working capital deficit of approximately $189,000 and accumulated deficit of approximately $42,489,000. For the years ended February 29, 2000, February 28, 1999 and 1998, the Company incurred losses of approximately $4,381,000, $5,038,000 and $7,125,000, respectively. Dr. Burzynski has funded the capital and operational needs of the

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

1. Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies: (continued)

      Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

      The Company is economically dependent on its funding through Dr. Burzynski's medical practice. Approximately one-third of Dr. Burzynski's patients are admitted and treated as part of the clinical trial programs which are regulated by the FDA. The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at anytime by the FDA. These regulations are complex and subject to interpretation and though it is management's intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

      In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice. The risks associated with Dr. Burzynski's medical practice directly affect his ability to fund the operations of BRI.

      It is the intention of the directors and management to seek additional capital through the sale of securities. The proceeds from such sales will be used to fund the Company's operating deficit until it achieves positive operating cash flow. However, there can be no assurance that the Company will be able to raise such additional capital.

      Significant Accounting Policies

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range from 5 to 31.5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; maintenance and repairs are charged against earnings as incurred. Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

1. Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies: (continued)

      Income Taxes

      The Company uses the liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rate applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are taxed directly to Dr. Burzynski and are not included in the Company's tax provision.

      Loss Per Common Share

      Basic and diluted loss per common share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per share". Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted loss per common share as their inclusion would be antidilutive.

      Research and Development

      Research and development cost are charged to operations in the year incurred. Equipment used in research and development activities, which have alternative uses, are capitalized.

      Management Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

2.    Agreements With, and Other Related Party Transactions:

      The Company has agreements with its majority shareholder and President Dr. Burzynski as further described below:

      License Agreement

      Dr. Burzynski is the owner of patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with antineoplastons. The patents have been issued by the United States Patent Office and Patent Offices and Patent Officers of twenty-eight other countries. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement.

      The License Agreement grants to the Company the exclusive right, in the United States, Canada, and Mexico, to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski's rights, title, and interests, including patent rights, in antineoplaston drugs in the treatment and diagnosis of cancer. The Company will not be able to exploit such rights until such time as antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States and the appropriate authority in Canada and Mexico.

      The agreement gives Dr. Burzynski the right to distribute, use and otherwise exploit antineoplastons in connection with treatment of patients in his medical practice until such time as they are approved for sale by the FDA.

      The license is terminable at the option of Dr. Burzynski, if he is removed as Chairman of the Board or President of the Company, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company's securities having voting power equal to or greater than the voting power of the securities owned by him.

      Under the license agreement, the Company currently owns exclusive rights to six (6) issued United States Patents and two (2) issued Canadian Patents. The Company has no patents in Mexico. The Company has one (1) pending patent application in the United States, two (2) pending patent applications in Canada and one (1) in Mexico.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

2.    Agreements With, and Other Related Party Transactions: (continued)

      The five initial United States Patents (the "Initial Patents") relate to:
      (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine;
      (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10. The Initial Patents expire from September 11, 2001 to January 11, 2009, however, the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

      The sixth United States Patent (the "2000 U.S. Patent") covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity. The 2000 U.S. Patent expires May 14, 2017.

      The two Canadian Patents (the "Canadian Patents") relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, and (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer). The Canadian Patents expire on November 14, 2006 and June 4, 2002, respectively.

      Research Funding Agreement

      Effective March 1, 1997, Dr. Burzynski restructured his funding arrangement with the Company and entered into a Research Funding Agreement. Under this agreement the two parties agreed to the following:

      1. BRI agrees to undertake all scientific research in connection with the development of new or improved antineoplastons for the treatment of cancer. BRI will hire such personnel as is required to fulfill its obligations under the agreement.

      2. Dr. Burzynski agrees to fund in its entirety all basic research which BRI undertakes in connection with the development of other antineoplastons or refinements to existing antineoplastons for the treatment of cancer.

      3. As FDA approval of antineoplastons will benefit both parties, Dr. Burzynski agrees to pay the expenses to conduct the clinical trials for BRI.

      4. Dr. Burzynski agrees to provide BRI such laboratory and research space as BRI needs at the Trinity Drive facility in Stafford, Texas, and such office space as is necessary at Trinity Drive and at his medical facility.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

2.    Agreements With, and Other Related Party Transactions: (continued)

      5. In the event the research described in the agreement results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to BRI the patents based on the same terms, conditions and limitations as is in the current license between the parties.

      6. Dr. Burzynski shall have unlimited and free access to all equipment which BRI owns, so long as such use is not in conflict with BRI's use of such equipment, including without limitation to all equipment used in manufacturing of antineoplastons used in the clinical trials.

      7. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

            a. Any income which BRI receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity.

            b. The net proceeds of any stock offering or private placement which BRI receives during the term of the engagement up to a maximum of $1,000,000 in a given BRI fiscal year.

      8. The initial term of the agreement expired March 1, 2001 and was extended until March 1, 2002. The agreement will be automatically renewable for two additional one year terms, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

      9. The agreement shall automatically terminate in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of BRI, or is removed as President and/or Chairman of the Board of BRI, unless he notifies BRI in writing his intention to continue the agreement notwithstanding this automatic termination provision.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

2.    Agreements With, and Other Related Party Transactions: (continued)

      Royalty Agreement

      The Company entered into a royalty agreement with Dr. Burzynski whereby upon receiving FDA approval for interstate marketing and distribution, the Company agrees to pay Dr. Burzynski a royalty interest equivalent to 10% of the Company's gross income, which royalty interest shall include gross receipts from all future sales, distributions and manufacture of antineoplastons. Dr. Burzynski will have the right to either produce antineoplaston products for use in his medical practice to treat up to 1,000 patients without paying any fees to the Company, or purchase from the Company antineoplaston products for use in his medical practice to treat up to 1,000 patients at a price of the Company's cost to produce the antineoplaston products plus 10%. Dr. Burzynski will also have the right to either lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price. The Company will also have the right to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at arms-length terms at rates competitive with those available in the market at that time, provided that Dr. Burzynski does not need the facility for his use.

      The term of this agreement is indefinite and will continue until such time as both parties agree it is not in their mutual interest to continue.

      Other Related Party Transactions

      Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and BRI, however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building, in addition, the Royalty agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in note 7. In addition, Dr. Burzynski's medical clinic performs certain administrative functions such as accounting, and allows BRI the use of some office space at no charge to the Company.

      The Company was indebted on two loans from patients made in 1992. Effective March 1, 1999 the loans were assumed by Dr. Burzynski for their face amount. In addition, Dr. Burzynski assumed various other liabilities incurred by the Company primarily involving settlements of disputed matters. The total of the liabilities assumed by Dr. Burzynski totaled $320,446. A charge to paid in capital was made in the year ended February 28, 1999 with the related reduction of the liabilities.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

2.    Agreements With, and Other Related Party Transactions: (continued)

      The Company has received all significant funding from Dr. Burzynski through either cash contributed to BRI or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski.

                                                              2000                1999                1998
                                                              ----                ----                ----
      Capital contributed                                $     918,500       $   1,141,015      $   1,921,322
      Clinical trial costs paid direct                   $   3,449,266       $   3,972,839      $   5,769,337

3.    Property and Equipment:

      Property and equipment consists of the following as of February 28th or 29th:

                                                Estimated
                                              Useful Lives          2000              1999             1998
                                              ------------          ----              ----             ----

      Production equipment                    5 - 10 years      $  3,314,342      $  3,314,342      $  3,259,622
      Leasehold improvements                 5 - 31.5 years        1,543,490         1,543,490         1,543,490
      Furniture and equipment                 5 - 10 years           613,581           610,277           607,552
      Equipment under capital lease            4 - 5 years           288,943           288,943           288,943
                                                                ------------      ------------      ------------
      Total property and equipment                                 5,760,356         5,757,052         5,699,607

      Accumulated depreciation
        and amortization                                          (5,590,218)       (5,454,973)       (5,275,971)
                                                                ------------      ------------      ------------

                                                                $    170,138      $    302,079      $    423,636
                                                                ============      ============      ============

      Depreciation and amortization expense for the years ended February 29, 2000, February 28, 1999 and 1998 was $135,245, $179,002 and $211,833,
      respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

4.    Notes Payable:

      Notes payable consist of the following as of February 28th or 29th:

                                                                      2000            1999          1998
                                                                      ----            ----          ----
      Note payable to an individual dated April 27,
        1992, unsecured, bearing interest of 6.75% due
        annually. The note is due on demand.                     $          --      $     --      $100,000*

      Note payable to an individual dated August 11,
        1992, unsecured, bearing no interest due on demand,
        with monthly principal payments of $2,000 if funds
        are available.                                                      --            --        64,000*
                                                                 -------------      --------      --------

                                                                 $          --      $     --      $164,000
                                                                 =============      ========      ========

      *These notes were assumed by Dr. Burzynski effective March 1, 1999.

5.    Long-term Debt:

      Long-term debt consisted of the following:

                                                                2000           1999           1998
                                                                ----           ----           ----
      Note payable to a bank dated November 25,
        1994, unsecured, and bearing interest at the
        banks base rate plus 3.45% (approximately
        12%) due in 36 monthly installments beginning
        November 25, 1995 or 3% of the unpaid bal-
        ance plus interest with any unpaid balance due
        November 25, 1998. The note is guaranteed
        by the Company's majority shareholder.                 $5,461         $7,684         $9,842

      Less: Current maturities                                  5,461          7,684          9,842
                                                               ------         ------         ------

                                                               $   --         $   --         $   --
                                                               ======         ======         ======

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

6.    Employee Benefits:

      The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance. The Company pays 100% of the cost for its employees and 50% of any dependent coverage. The plan has a $200 deductible and a maximum lifetime benefit of $1,000,000 per covered participant. Due to stop-loss insurance, benefits payable by the Company are limited to $12,500 per person during the policy year. The Company charged to operations a provision of $144,419 for 2000, $174,597 for 1999 and $273,198 for 1998,
      which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.

7.    Lease Commitments:

      The Company leases certain equipment under agreements which are classified as capital leases. Cost and accumulated depreciation related to these leased assets are as follows:

                                          2/29/00        2/28/99        2/28/98
                                          -------        -------        -------

      Equipment                         $ 288,943      $ 288,943      $ 288,943
      Accumulated depreciation           (271,555)      (223,786)      (169,705)
                                        ---------      ---------      ---------

                Equipment (Net)         $  17,388      $  65,157      $ 119,238
                                        =========      =========      =========

      Future minimum lease payments under these lease obligations are as follows:

                                                                Fiscal year ending
                                                                   February 28
                                                                   -----------
                                                                        2001          $  18,130
                                                                        2002                386
                                                                                      ---------

         Total future minimum lease payments                                             18,516
         Less amount representing interest                                                  922
                                                                                      ---------

         Present value of future minimum lease payments                                  17,594
         Less current portion of capital lease obligations                              (17,213)
                                                                                      ---------

         Long-term capital lease obligations                                          $     381
                                                                                      =========

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

7.    Lease Commitments: - continued

      The Company leases certain equipment under agreements which are classified as operating leases. Rent expense incurred under these leases was approximately $52,836, $9,275 and $36,009 for the years ended February 29, 2000, February 28, 1999 and 1998, respectively. All lease agreements are on a month-to-month basis.

      In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement, however, the facility's costs are included in the accompanying financial statements. Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, property taxes and building depreciation. Interest, property taxes and building depreciation totaled $205,000, $147,817 and $170,205 for 2000, 1999 and 1998, respectively.

8.    Income Taxes:

      The actual income tax benefit attributable to the Company's losses for the years ended February 29, 2000, February 28, 1999 and 1998 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

                                                  2000                 1999                 1998
                                                  ----                 ----                 ----
      Expected benefit                        $(1,485,227)         $(1,705,126)         $(2,415,316)
      Nondeductible expenses                       38,618                1,892               23,753
      Taxed directly to Dr. Burzynski           1,464,418            1,671,600            2,384,222
      Change in valuation allowance               (17,809)              31,634                7,341
      State franchise tax                          13,180               22,600               20,880
                                              -----------          -----------          -----------

      Income tax expense (benefit)            $    13,180          $    22,600          $    20,880
                                              ===========          ===========          ===========

      The components of the Company's deferred income tax assets as of February 29, 2000, February 28, 1999 and 1998 are as follows:

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

8.    Income Taxes: - continued

                                                     2000               1999               1998
                                                     ----               ----               ----
      Deferred tax assets:

      Net operating loss carryforwards            $ 315,357          $ 298,365          $ 332,005
      Excess book depreciation                       72,481             62,374             45,404
      Accrued expenses                               25,765             35,055             50,019
      Investment tax credit carryforwards             7,984             22,757             22,757
      Alternative minimum tax credit
        carryforwards                                42,603             42,603             42,603
                                                  ---------          ---------          ---------

      Total deferred tax assets                     464,190            461,154            492,788
      Less valuation allowance                     (464,190)          (461,154)          (492,788)
                                                  ---------          ---------          ---------

      Net deferred tax assets                     $      --          $      --          $      --
                                                  =========          =========          =========

      The Company's ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a valuation allowance for the total deferred tax assets has been provided.

      The Company has net operating loss carryforwards available to offset future income in the amounts of $927,520 as of February 29, 2000. The net operating loss carryforwards expire as follows:

                         Year ending
                      February 28, or 29,
                      -------------------

                             2008                     $ 303,069
                             2011                     $  11,818
                             2012                     $ 511,871
                             2013                     $  50,786
                             2015                     $  49,976

      The Company has alternative minimum tax credit carryforwards of $42,603 and investment tax credit carryforwards of $7,984. The investment tax credit carryforwards expire between February 28, 2001 and February 28, 2002.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

9.    Fair Value of Financial Instruments:

      Information regarding those financial instruments with fair values not equal to their carrying value, none of which are held for trading purposes, are as follows:

                                                     Carrying            Fair
                                                      Amount             Value
                                                      ------             -----

      Noninterest bearing note payable:
                 1998                               $   64,000        $   58,420

10.   Stock Options

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (FAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period. However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has adopted FAS 123 and has elected to remain with the accounting prescribed by APB 25.

      On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer of the Company. The options vested as follows:

                     400,000 options       September 14, 1996
                     100,000 options             June 1, 1997
                     100,000 options             June 1, 1998

      The options are valid in perpetuity. In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996. None of the options have been exercised as of February 29, 2000.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued

11.   Commitments and Contingencies and Supply Source

      As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski. Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

      The Company produced antineoplaston products to treat approximately 130 patients during the year ended February 29, 2000, 170 for 1999, and 350 for 1998. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients. There is space available at the current site to expand the facility for increased capacity if necessary.

      The Company received approximately fifty-five to seventy-five percent of the chemicals used in producing antineoplastons from a single supplier during the years ended February 2000, 1999 and 1998. The Company has subsequently established an additional vendor to supply these chemicals.

      The Company is involved in various claims, legal actions and regulatory proceedings arising in the ordinary course of business. The Company believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party will have a material adverse effect on the Company's financial position or results of operations. However, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on the Company's results of operations for the period in which such resolution occurred.