Form 10QSB
period 2000-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-05-11
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                                       ------------------------
                                                                 OMB
                                                               APPROVAL
                                                       ------------------------
                                                       OMB Number:  3235-0416
                                                       ------------------------
                                                       Expires:  April 30, 2003
                                                       ------------------------
                                                       Estimated average burden
                                                       hours per response: 32.00
                                                       ------------------------

(Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     For the quarterly period ended May 31, 2000

    / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                      000-23425
                            ----------------------------------------------------

                       Burzynski Research Institute, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   76-0136810
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization

               9432 Old Katy Road, Suite 200, Houston, Texas 77055
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 335-5697
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former address, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS
    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2001,
      131,389,444 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes / /   No /X/

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            PAGE NO.

PART I - FINANCIAL INFORMATION..................................................3

   Item 1.  Financial Statements................................................3

   Item 2.  Management's Discussion and Analysis  or Plan of Operation..........9

PART II - OTHER INFORMATION....................................................11

   Item 6.    Exhibits and Reports on Form 8-K.................................11

SIGNATURES.....................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


BURZYNSKI RESEARCH INSTITUTE, INC.
CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                              May 31,        February 29,
                                                                               2000              2000
                                                                           ------------      ------------
                                                                           (Unaudited)
ASSETS

Current assets

    Cash and cash equivalents                                              $     12,352      $     20,099
                                                                           ------------      ------------

          Total current assets                                                   12,352            20,099

Property and equipment, net of accumulated depreciation
  and amortization, and other assets                                            156,468           174,493
                                                                           ------------      ------------

          Total assets                                                     $    168,820      $    194,592
                                                                           ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Current maturities of long-term debt and capital lease obligations     $     15,341      $     22,674
    Accounts payable                                                             39,321            48,151
    Accrued liabilities                                                          64,840           137,815
                                                                           ------------      ------------

        Total current liabilities                                               119,502           208,640

Long-term debt and capital lease obligations, less current maturities                 -               381
Commitments and contingencies                                                         -                 -
                                                                           ------------      ------------

        Total liabilities                                                       119,502           209,021

Stockholders' equity (deficit)

    Common stock, $.001 par value; 200,000,000 shares authorized,
      131,389,444 shares issued and outstanding                                 131,389           131,389
    Additional paid-in capital                                               43,491,775        42,343,748
    Discount on common stock                                                       (100)             (100)
    Retained deficit                                                        (43,573,746)      (42,489,466)
                                                                           ------------      ------------
      Total stockholders' equity (deficit)                                       49,318           (14,429)
                                                                           ------------      ------------
        Total liabilities and stockholders' equity (deficit)               $    168,820      $    194,592
                                                                           ============      ============



See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                         ----------------------------------
                                                             May 31,             May 31,
                                                              2000                1999
                                                         --------------      --------------
Revenue
     Other income                                        $          125      $          336
                                                         --------------      --------------

Operating expenses
    Research and development                                  1,043,260           1,247,320
    General and administrative                                   21,893              13,580
    Depreciation                                                 17,550              33,735
                                                         --------------      --------------

        Total operating expenses                              1,082,703           1,294,635
                                                         --------------      --------------

    Net loss before provision for tax                        (1,082,578)         (1,294,299)

Provision for tax                                                 1,702               3,175
                                                         --------------      --------------

     Net loss                                            $   (1,084,280)     $   (1,297,474)
                                                         ==============      ==============





Earnings per share information:

Basic and diluted (loss) per common share                $      (0.0082)     $      (0.0098)
                                                         ==============      ==============


Weighted average number of common shares outstanding        131,389,444         131,389,444
                                                         --------------      --------------


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                 ------------------------------
                                                                    May 31,           May 31,
                                                                     2000              1999
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $ (1,084,280)     $ (1,297,474)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                                   17,550            33,735
        FDA clinical trial expenses paid directly by
           S.R. Burzynski M.D., Ph. D                                 902,027         1,095,523
    (Increase) decrease in
        Other assets                                                      623               524
    Increase (decrease) in
        Accounts payable                                               (8,830)          (21,904)
        Accrued liabilities                                           (72,975)          (42,996)
                                                                 ------------      ------------

  NET CASH USED  BY OPERATING ACTIVITIES                             (245,885)         (232,592)

CASH FLOWS FROM  INVESTING ACTIVITIES
    Purchases of property and equipment                                  (148)           (1,667)
                                                                 ------------      ------------

  NET CASH USED BY INVESTING ACTIVITIES                                  (148)           (1,667)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt and capital lease obligations           (7,714)          (15,832)
    Additional paid-in capital                                        246,000           238,500
                                                                 ------------      ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                           238,286           222,668
                                                                 ------------      ------------

  NET DECREASE IN CASH                                                 (7,747)          (11,591)

CASH AT BEGINNING OF PERIOD                                            20,099            30,600
                                                                 ------------      ------------

  CASH AT END OF PERIOD                                          $     12,352      $     19,009
                                                                 ------------      ------------


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                     Additional    Discount on
                                                        Common        Paid-in        Common          Retained
                                                        Stock         Capital         Stock           Deficit
                                                     ------------   ------------   ------------    ------------
Balance February 29, 2000                            $    131,389   $ 42,343,748   $       (100)   $(42,489,466)

    Cash contributed by S.R. Burzynski M.D., Ph.D               -        246,000              -               -

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D                                -        902,028              -               -

    Net loss                                                    -              -              -      (1,084,280)
                                                     ------------   ------------   ------------    ------------

Balance May 31, 2000                                 $    131,389   $ 43,491,776   $       (100)   $(43,573,746)
                                                     ============   ============   ============    ============


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MAY 31, 2000

--------------------------------------------------------------------------------

NOTE  A.      BASIS OF PRESENTATION:

         The financial statements of Burzynski Research Institute, Inc. ("BRI" or the "Company"), a Delaware corporation, include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. ("Dr. Burzynski") within his medical practice, related to the conduct of Federal Drug Administration ("FDA") approved clinical trials for antineoplaston drugs used in the treatment of cancer. These expenses have been reported as research and development costs and as additional paid-in capital. Other funds received from Dr. Burzynski have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski's medical practice (unrelated to the clinical trials) have not been included in these financial statements. Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products known as "Antineoplastons", which he has licensed to the Company.

         The Company and Dr. Burzynski have entered various agreements which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA.

         The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company is currently conducting clinical trials on various Antineoplastons in accordance with FDA regulations, however, at this time none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance of FDA approval will be granted.

         The accompanying unaudited condensed financial statements at May 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2000, and results of operations for the three months May 31, 2000 and 1999, and cash flows for the three months ended May 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

NOTE  B.      ECONOMIC DEPENDENCY:

         The Company has not generated significant revenues since its inception and has suffered losses from operations, has a working capital deficit and an accumulated deficit. Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has various agreements to continue such funding.

         The Company is economically dependent on its funding through Dr. Burzynski's medical practice. A significant portion of Dr. Burzynski's patients are admitted and treated as part of the clinical trial programs which are regulated by the FDA. The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at anytime by the FDA. These regulations are complex and subject to interpretation and though it is management's intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

         In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice. The risks associated with Dr. Burzynski's medical practice directly affect his ability to fund the operations of BRI.

         It is also the intention of the directors and management to seek additional capital through the sale of securities. The proceeds from such sales will be used to fund the Company's operating deficit until it achieves positive operating cash flow. There can be no assurance that the Company will be able to raise such additional capital.


NOTE  C.      INCOME TAXES:

         The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

                                                    May 31,           May 31,
                                                     2000              1999
                                                 ------------      ------------

         Expected expense (benefit)              $   (368,077)     $   (440,062)
         Nondeductible expenses                            47                 0
         Taxed directly to Dr. Burzynski              373,385           443,619
         Change in valuation allowance                 (5,355)           (3,557)
         State franchise tax                            1,702             3,175
                                                 ------------      ------------

         Provision for income tax                $      1,702      $      3,175
                                                 ============      ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is a discussion of the financial condition of the Company for the three months ended May 31, 2000, and the results of operations for the three months ended May 31, 2000 and May 31, 1999. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

INTRODUCTION

         The Company was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name "Antineoplastons." The Company believes Antineoplastons are useful in the treatment of human cancer and other diseases of the body and is currently conducting Phase II clinical trials of Antineoplastons. BRI has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA. The Company's sole source of funding is Dr. Burzynski, who funds the Company's operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company. Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999

         Research and development costs were approximately $1,043,000 and $1,247,000 for the three months ended May 31, 2000 and 1999, respectively. These decreases generally reflected an overall reduction in research activities due to a reduction in the number of eligible clinical trial participants pursuant to FDA requirements that participants undergo traditional cancer treatment prior to participating in the Company's clinical trials. The decrease of $204,000 or 16% was due to a decrease in personnel cost of $10,000, a decrease in material costs of $148,000, a decrease in facility and equipment costs of $31,000 and a decrease in consulting and quality control costs of $24,000, all of which partially offset by an increase in other research and development costs of $9,000.

         General and administrative expenses were approximately $22,000 and $14,000 for the three months ended May 31, 2000 and 1999, respectively. The increase of $8,000 or 57% was due to an increase in legal and professional fees of $3,000 and an increase in other general and administrative expenses of $5,000.

         The Company had net losses of approximately $1,084,000 and $1,297,000 for the three months ended May 31, 2000 and 1999, respectively. The decrease in the net loss from 1999 to 2000 is mostly due to the decrease in research and development costs resulting from a decrease in material costs and facility and equipment costs.

         As of May 31, 2000, the Company had total stockholders' equity of $49,318.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) - (iii) to Form 10-KSB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

         3.2 Amended Bylaws of the Company (incorporated by reference from Exhibit (3)(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

         4.1 Form of Certificate Representing Common Stock (incorporated by reference from Exhibit 4.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).


         REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Burzynski Research Institute, Inc.
                                      ------------------------------------------
                                                        (Registrant)


Date:  May 10, 2001                   By:    /s/ Stanislaw R. Burzynski
                                         ---------------------------------------
                                           Stanislaw R. Burzynski, President,
                                           Secretary, Treasurer (Chief Financial
                                           Officer) and Chairman of the Board of
                                           Directors