Form 10QSB
period 2000-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-05-11
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                               -------------------------------
                                                            OMB
                                                          APPROVAL
                                               -------------------------------
                                               OMB Number:  3235-0416
                                               -------------------------------
                                               Expires:  April 30, 2003
                                               -------------------------------
                                               Estimated average burden
                                               hours per response:  32.00
                                               -------------------------------
(Mark One)

     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                                For the quarterly period ending August 31, 2000

     | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                      000-23425
                            ----------------------------------------------------

                       BURZYNSKI RESEARCH INSTITUTE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                         76-0136810
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

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

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                                Page No.
                                                                                --------
PART I - FINANCIAL INFORMATION.....................................................3

   Item 1.  Financial Statements...................................................3

   Item 2.  Management's Discussion and Analysis  or Plan of Operation.............9

PART II - OTHER INFORMATION.......................................................12

   Item 6.  Exhibits and Reports on Form 8-K......................................12

SIGNATURES........................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BURZYNSKI RESEARCH INSTITUTE, INC.
CONDENSED BALANCE SHEETS


                                                                                        August 31,      February 29,
                                                                                          2000                2000
                                                                                       (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                                      $      7,909        $     20,099
                                                                                   ---------------     ---------------
          Total current assets
                                                                                          7,909              20,099
                                                                                   ---------------     ---------------
Property and equipment, net of accumulated depreciation
  and amortization, and other assets                                                    140,339             174,493
                                                                                   ---------------     ---------------
          Total assets                                                             $    148,248        $    194,592
                                                                                   ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt and capital lease obligations             $      7,190        $     22,674
    Accounts payable                                                                     30,376              48,151
    Accrued liabilities                                                                  67,118             137,815
                                                                                   ---------------     ---------------
        Total current liabilities                                                       104,684             208,640

Long-term debt and capital lease obligations, less current maturities                         -                 381
Commitments and contingencies                                                                 -                   -

        Total liabilities                                                               104,684             209,021
                                                                                   ---------------     ---------------
Stockholders' equity (deficit)

    Common stock, $.001 par value; 200,000,000 shares authorized,
      131,389,444 shares issued and outstanding                                         131,389             131,389
    Additional paid-in capital                                                       44,680,429          42,343,748
    Discount on common stock                                                               (100)               (100)
    Retained deficit                                                                (44,768,154)        (42,489,466)
                                                                                   ---------------     ---------------
        Total stockholders' equity (deficit)                                             43,564             (14,429)
                                                                                   ---------------     ---------------
          Total liabilities and stockholders' equity (deficit)                      $   148,248        $    194,592
                                                                                   ===============     ===============

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                    Three Months Ended                              Six Months Ended
                                         --------------------------------------          --------------------------------------
                                             August 31,              August 31,              August 31,              August 31,
                                                2000                   1999                     2000                    1999
                                         -------------------     --------------          --------------          --------------
Revenue
     Other income                        $               780     $            -          $          905          $          336
                                         -------------------     --------------          --------------          --------------
Operating expenses
    Research and development                       1,155,306            990,769               2,198,566               2,238,089
    General and administrative                        20,632             46,789                  42,525                  60,369
    Depreciation                                      17,550             33,735                  35,100                  67,470
                                         -------------------     --------------          --------------          --------------
        Total operating expenses                   1,193,488          1,071,293               2,276,191               2,365,928
                                         -------------------     --------------          --------------          --------------
    Net loss before provision for tax             (1,192,708)        (1,071,293)             (2,275,286)             (2,365,592)

Provision for tax                                      1,700              3,295                   3,402                   6,470
                                         -------------------     --------------          --------------          --------------
     Net loss                            $        (1,194,408)    $   (1,074,588)         $   (2,278,688)         $   (2,372,062)
                                         ===================     ==============          ==============          ===============
Earnings per share information:

Basic and diluted (loss) per
  common share                           $           (0.0090)    $      (0.0081)         $      (0.0173)         $      (0.0180)
                                         ===================     ==============          ==============          ===============
Weighted average number of common
   shares outstanding                            131,389,444        131,389,444             131,389,444             131,389,444
                                         ===================     ==============          ==============          ===============

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                                  Six Months Ended
                                                                                     ------------------------------------------
                                                                                         August 31,              August 31,
                                                                                            2000                     1999
                                                                                     -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                         $      (2,278,688)       $  (2,372,062)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                                                            35,100               67,470
        FDA clinical trial expenses paid directly by
           S.R. Burzynski M.D., Ph. D.                                                       1,975,681            1,926,051
    (Increase) decrease in
        Other assets                                                                             3,754                  524
    Increase (decrease) in
        Accounts payable                                                                       (17,775)              (1,004)
        Accrued liabilities                                                                    (70,697)             (39,099)
                                                                                     -----------------        -----------------
  NET CASH USED  BY OPERATING ACTIVITIES                                                      (352,625)            (418,120)

CASH FLOWS FROM  INVESTING ACTIVITIES
    Purchases of property and equipment                                                         (4,700)              (1,742)
                                                                                     -----------------        -----------------
  NET CASH USED BY INVESTING ACTIVITIES                                                         (4,700)              (1,742)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt and capital lease obligations                                   (15,865)             (31,246)
    Additional paid-in capital                                                                 361,000              444,500
                                                                                     -----------------        -----------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    345,135              413,254
                                                                                     -----------------        -----------------
  NET DECREASE IN CASH                                                                         (12,190)              (6,608)

CASH AT BEGINNING OF PERIOD                                                                     20,099               30,600
                                                                                     -----------------        -----------------
  CASH AT END OF PERIOD                                                              $           7,909        $      23,992
                                                                                     =================        =================


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)



                                                                             Additional          Discount on
                                                           Common              Paid-in             Common              Retained
                                                           Stock               Capital              Stock              Deficit
                                                      --------------      ---------------      --------------     -----------------
Balance February 29, 2000                             $     131,389       $   42,343,748       $      (100)       $   (42,489,466)

    Cash contributed by S.R. Burzynski M.D., Ph.D.                -              361,000                  -                     -

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D.                                 -            1,975,681                  -                     -

    Net loss                                                      -                    -                  -           (2,278,688)
                                                      --------------      ---------------      --------------     -----------------
Balance August 31, 2000                               $     131,389       $   44,680,429       $      (100)       $  (44,768,154)
                                                      ==============      ===============      ==============     =================


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2000

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

         The accompanying unaudited condensed financial statements at August 31, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2000, and results of operations for the three months and six months ended August 31, 2000 and 1999, and cash flows for the six months ended August 31, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
AUGUST 31, 2000

--------------------------------------------------------------------------------


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

NOTE  C.      INCOME TAXES:

         The actual provision for income tax for the three months and six months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:


                                                              THREE MONTHS
                                                     ------------------------------
                                                      August 31,        August 31,
                                                         2000              1999
                                                     ---------------  -------------
         Expected expense (benefit)                  $  (405,521)     $  (364,240)
         Nondeductible expenses                                0                0
         Taxed directly to Dr. Burzynski                 406,361          360,834
         Change in valuation allowance                      (840)           3,406
         State franchise tax                               1,700            3,295
                                                     ---------------  -------------
         Provision for income tax                    $     1,700      $     3,295
                                                     ===============  =============


                                                               Six Months
                                                     ------------------------------
                                                      August 31,        August 31,
                                                         2000              1999
                                                     ---------------  -------------
         Expected expense (benefit)                  $  (773,597)     $  (804,301)
         Nondeductible expenses                               47                0
         Taxed directly to Dr. Burzynski                 779,745          804,452
         Change in valuation allowance                    (6,195)            (151)
         State franchise tax                               3,402            6,470
                                                     ---------------  -------------
         Provision for income tax                    $     3,402      $     6,470
                                                     ================ =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION.
-------------------------------------------------------------------

         The following is a discussion of the financial condition of the Company for the six months ended August 31, 2000, and the results of operations for the six months ended August 31, 2000 and August 31, 1999. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1999

         Research and development costs were approximately $1,155,000 and $991,000 for the three months ended August 31, 2000 and 1999, respectively. This increase of $164,000 or 17% was due to an increase in material costs of $188,000, an increase in consulting and quality control costs of $15,000 and an increase in other research and development costs of $21,000, all of which partially offset by a decrease in personnel costs of $35,000 and a decrease in facility and equipment costs of $25,000.

         General and administrative expenses were approximately $21,000 and $47,000 for the three months ended August 31, 2000 and 1999, respectively. The decrease of $26,000 or 55% was due to a decrease in legal and professional fees of $24,000 and a decrease in other general and administrative expenses of $2,000.

         The Company had net losses of approximately $1,194,000 and $1,075,000 for the three months ended August 31, 2000 and 1999, respectively. The increase in the net loss of $119,000 or 11% was primarily due to the increase in research and development costs of $164,000, offset by a decrease in general and administrative expenses of $26,000, a decrease in depreciation expense of $17,000, and a decrease in the tax provision of $2,000.

SIX MONTHS ENDED AUGUST 31, 2000 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1999

         Research and development costs were approximately $2,199,000 and $2,238,000 for the six months ended August 31, 2000 and 1999, respectively. The decrease of $39,000 or 2% was due to a decrease in personnel costs of $45,000, a decrease in facility and equipment costs of $37,000 and a decrease in consulting and quality control costs of $9,000, all of which partially offset by an increase in material costs of $40,000 and an increase in other research and development costs of $12,000.

         General and administrative expenses were approximately $42,000 and $60,000 for the six months ended August 31, 2000 and 1999, respectively. The decrease of $18,000 or 30% was due to a decrease in legal and professional fees of $22,000, partially offset by an increase in other general and administrative expenses of $4,000.

         The Company had net losses of approximately $2,279,000 and $2,372,000 for the six months ended August 31, 2000 and 1999, respectively. The decrease in the net loss of $93,000 or 4% was primarily due to the decrease in research and development costs of $39,000, a decrease in general and administrative expenses of $18,000, a decrease in depreciation expense of $33,000 and a decrease in the tax provision of $3,000.

         As of August 31, 2000, the Company had total stockholders' equity of $43,564.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      Exhibits
      --------
         3.1      Certificate of Incorporation of the Company, as amended
                  (incorporated by reference from Exhibit 3(i) - (iii) to Form
                  10-KSB filed with the Securities and Exchange Commission on
                  November 25, 1997 (File No. 000-23425)).

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


         Reports on Form 8-K
         -------------------
                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Burzynski Research Institute, Inc.
                                         ---------------------------------------
                                                     (Registrant)


Date:  May 10, 2001                      By:  /s/ Stanislaw R. Burzynski
                                            ------------------------------------
                                              Stanislaw R. Burzynski, President,
                                              Secretary, Treasurer (Chief
                                              Financial Officer) and Chairman of
                                              the Board of Directors