Form 10QSB
period 2000-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-05-11
CIK 724445

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

                             For the quarterly period ending November 30, 2000

   |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
        1934

For the transition period from                   to
                               -----------------    --------------

Commission file number              000-23425
                            --------------------------------

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

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION..................................................3

  Item 1.  Financial Statements.................................................3

  Item 2.  Management's Discussion and Analysis  or Plan of Operation...........9

PART II - OTHER INFORMATION....................................................12

  Item 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES.....................................................................13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BURZYNSKI RESEARCH INSTITUTE, INC.
CONDENSED BALANCE SHEETS


                                                           November 30,     February 29,
                                                               2000             2000
                                                          --------------  ---------------
                                                            (Unaudited)

ASSETS
Current assets
    Cash and cash equivalents                            $      28,659    $      20,099
                                                          --------------  ---------------
          Total current assets                                  28,659           20,099
Property and equipment, net of accumulated depreciation
  and amortization, and other assets                           123,249          174,493
                                                          --------------  ---------------
          Total assets                                   $     151,908    $     194,592
                                                          ==============  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt and capital     $       1,857    $      22,674
                 lease obligations
    Accounts payable                                            53,734           48,151
    Accrued liabilities                                         71,223          137,815
                                                          --------------  ---------------
        Total current liabilities                              126,814          208,640
Long-term debt and capital lease obligations, less                   -              381
      current maturities
Commitments and contingencies                                        -                -
                                                          --------------  ---------------
        Total liabilities                                      126,814          209,021

Stockholders' equity (deficit)

    Common stock, $.001 par value; 200,000,000 shares
        authorized, 131,389,444 shares issued and
        outstanding                                           131,389          131,389
    Additional paid-in capital                             45,875,493       42,343,748
    Discount on common stock                                     (100)            (100)
    Retained deficit                                      (45,981,688)     (42,489,466)
                                                          --------------  ---------------
        Total stockholders' equity (deficit)                   25,094          (14,429)
                                                          --------------  ---------------
          Total liabilities and stockholders' equity
             (deficit)                                   $    151,908     $    194,592
                                                          ==============  ===============


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                         Three Months Ended                Nine Months Ended
                                    -----------------------------    ------------------------------
                                    November 30,     November 30,    November 30,     November 30,
                                       2000             1999            2000              1999
                                    ------------     ------------    -------------    -------------
Revenue
     Other income                   $        157     $     43,469    $       1,062    $      43,805
                                    ------------     ------------    -------------    -------------
Operating expenses
    Research and development           1,124,244          949,740        3,322,810        3,187,829
    General and administrative            70,197           26,844          112,722           87,213
    Depreciation                          17,550           33,735           52,650          101,205
                                    ------------     ------------    -------------    -------------
        Total operating expenses       1,211,991        1,010,319        3,488,182        3,376,247
                                    ------------     ------------    -------------    -------------
    Net loss before provision for
          tax                        (1,211,834)        (966,850)      (3,487,120)       (3,332,442)
Provision for tax                         1,700            3,295            5,102             9,765
                                    ------------     ------------    -------------    -------------
     Net loss                       $(1,213,534)        (970,145)    $ (3,492,222)    $  (3,342,207)
                                    ============     ============    =============    ==============

Earnings per share information:

Basic and diluted (loss) per
  common share                      $   (0.0092)         (0.0074)    $    (0.0266)    $     (0.0254)
                                    ============     ============    =============    ==============
Weighted average number of common
   shares outstanding                131,389,444      131,389,444      131,389,444      131,389,444
                                    ============     ============    =============    ==============


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                 Nine Months Ended
                                                           ----------------------------
                                                            November 30,   November 30,
                                                                2000          1999
                                                           -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $(3,492,222)    $ (3,342,207)
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation                                            52,650          101,205
        FDA clinical trial expenses paid directly by
           S.R. Burzynski M.D., Ph. D.                       3,015,745        2,715,800
    (Increase) decrease in
        Other assets                                             3,754              524
    Increase (decrease) in
        Accounts payable                                         5,583          (30,977)
        Accrued liabilities                                    (66,592)         (34,166)
                                                           -------------   ------------
  NET CASH USED  BY OPERATING ACTIVITIES                      (481,082)        (589,821)

CASH FLOWS FROM  INVESTING ACTIVITIES
    Purchases of property and equipment                        (5,160)           (2,274)
                                                           -------------   ------------
  NET CASH USED BY INVESTING ACTIVITIES                        (5,160)           (2,274)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt and capital lease
             obligations                                       (21,198)         (43,787)
    Additional paid-in capital                                 516,000          626,500
                                                           -------------   ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    494,802          582,713
                                                           -------------   ------------
  NET INCREASE (DECREASE) IN CASH                                8,560           (9,382)

CASH AT BEGINNING OF PERIOD                                     20,099           30,600
                                                           -------------   ------------
  CASH AT END OF PERIOD                                    $    28,659     $     21,218
                                                           =============   ============


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)


                                                          Additional     Discount on
                                              Common        Paid-in        Common       Retained
                                              Stock         Capital        Stock         Deficit
                                             ----------   ------------   ------------   -----------
Balance February 29, 2000                    $ 131,389    $42,343,748    $    (100)    $(42,489,466)

    Cash contributed by S.R. Burzynski               -        516,000             -               -
        M.D., Ph.D.

    FDA clinical trial expenses paid
        directly by S.R. Burzynski M.D.,
        Ph. D.                                       -      3,015,745             -               -

    Net loss                                         -              -             -     (3,492,222)
                                             ----------   ------------   ------------   -----------
Balance November 30, 2000                    $ 131,389    $45,875,493    $    (100)    $(45,981,688)
                                             ==========   ============   ============   ===========


See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

------------------------------------------------------------------------------



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

      The accompanying unaudited condensed financial statements at November 30, 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2000, and results of operations for the three months and nine months ended November 30, 2000 and 1999, and cash flows for the nine months ended November 30, 2000 and 1999. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NOVEMBER 30, 2000

------------------------------------------------------------------------------


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

NOTE  C.      INCOME TAXES:

      The actual provision for income tax for the three months and six months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:



                                                  Three  Months
                                       ---------------------------------
                                          November 30,    November 30,
                                             2000             1999
                                       ----------------   --------------
      Expected expense (benefit)        $     (412,024)   $  (328,729)
      Nondeductible expenses                         0              0
      Taxed directly to Dr. Burzynski          410,504        326,303
      Change in valuation allowance              1,520          2,426
      State franchise tax                        1,700          3,295
                                       ----------------   --------------
      Provision for income tax          $        1,700    $     3,295
                                       ================   ==============



                                                   Six  Months
                                       ---------------------------------
                                          November 30,    November 30,
                                             2000             1999
                                       ----------------   --------------
      Expected expense (benefit)        $  (1,185,621)    $  (1,133,030)
      Nondeductible expenses                       47                 0
      Taxed directly to Dr. Burzynski       1,190,249         1,130,755
      Change in valuation allowance            (4,675)            2,275
      State franchise tax                       5,102             9,765
                                       ----------------   --------------
      Provision for income tax          $       5,102     $       9,765
                                       ================   ==============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION.
-------------------------------------------------------------------

      The following is a discussion of the financial condition of the Company for the nine months ended November 30, 2000, and the results of operations for the nine months ended November 30, 2000 and November 30, 1999. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1999

      Research and development costs were approximately $1,124,000 and $950,000 for the three months ended November 30, 2000 and 1999, respectively. This increase of $174,000 or 18% was due to an increase in material costs of $167,000, an increase in consulting and quality control costs of $14,000 and an increase in other research and development costs of $17,000, all of which partially offset by a decrease in personnel costs of $46,000 and an increase in facility and equipment costs of $22,000.

      General and administrative expenses were approximately $70,000 and $27,000 for the three months ended November 30, 2000 and 1999, respectively. The increase of $43,000 or 159% was due to an increase in legal and professional fees.

      The Company had net losses of approximately $1,214,000 and $970,000 for the three months ended November 30, 2000 and 1999, respectively. The increase in the net loss of $244,000 or 25% was primarily due to the increase in research and development costs of $174,000, an increase in general and administrative expenses of $43,000, a decrease in depreciation expense of $16,000, and a decrease in other income of $43,000.

NINE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1999

      Research and development costs were approximately $3,323,000 and $3,188,000 for the nine months ended November 30, 2000 and 1999, respectively. The increase of $135,000 or 4% was due to a decrease in personnel costs of $90,000, an increase in material costs of $208,000, an increase in consulting and quality control costs of $5,000 and an increase in other research and development costs of $29,000, all of which partially offset by a decrease in facility and equipment costs of $17,000.

      General and administrative expenses were approximately $113,000 and $87,000 for the nine months ended November 30, 2000 and 1999, respectively. The increase of $26,000 or 30% was due to an increase in legal and professional fees of $22,000 and an increase in other general and administrative expenses of $4,000.

      The Company had net losses of approximately $3,492,000 and $3,342,000 for the nine months ended November 30, 2000 and 1999, respectively. The increase in the net loss of $150,000 or 4% was primarily due to an increase in research and development costs of $135,000 and an increase in general and administrative expenses of $26,000, all of which partially offset by a decrease in depreciation expense of $49,000, a decrease in other income of $43,000 and a decrease in the tax provision of $5,000.

      As of November 30, 2000, the Company had total stockholders' equity of $25,094.

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

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------


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

                                          Burzynski Research Institute, Inc.
                                          ----------------------------------
                                                      (Registrant)


Date:  May 10, 2001                       By:   /s/ Stanislaw R. Burzynski
                                          ----------------------------------
                                             Stanislaw R. Burzynski,
                                             President, Secretary, Treasurer
                                             (Chief Financial Officer) and
                                             Chairman of the Board of Directors