Form 10KSB40
period 2001-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-05-25
CIK 724445

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 28, 2001

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X .
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Registrant's revenues for its most recent fiscal year were $1,062.

         As of February 28, 2001, 131,389,444 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,463,115 based on the last reported sales price on May 2, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Documents incorporated by reference:        None.

    Transitional Small Business Disclosure Format (Check One):  Yes    ;  No. X
                                                                    ---      ---

                                      BURZYNSKI RESEARCH INSTITUTE, INC.

                                                  FORM 10-KSB

                                       FISCAL YEAR ENDED FEBRUARY 28, 2001

                                                TABLE OF CONTENTS



PART I............................................................................................................3

Item 1.       Description of Business.............................................................................3
Item 2.       Description of Property............................................................................16
Item 3.       Legal Proceedings..................................................................................16
Item 4.       Submission of Matters To a Vote of Security Holders................................................16

PART II..........................................................................................................17

Item 5.       Market Price for Common Equity and Related Stockholder Matters.....................................17
Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............18
Item 7.       Financial Statements...............................................................................19
Item 8.       Changes In And Disagreements With Accountants on Accounting and Financial Disclosure...............19

PART III.........................................................................................................20

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
              Exchange Act.......................................................................................20
Item 10.      Executive Compensation.............................................................................21
Item 11.      Security Ownership of Certain Beneficial Owners and Management.....................................22
Item 12.      Certain Relationships and Related Transactions.....................................................22
Item 13.      Exhibits and Reports on Form 8-K...................................................................24


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

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         The Burzynski Research Institute, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name "Antineoplastons." The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services ("FDA") or anywhere in the world. In the event Antineoplastons receive such approval, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the geographical areas in which Antineoplastons become registered. The Company currently manufactures Antineoplastons solely for the use of Stanislaw R. Burzynski, M.D., Ph.D. ("Dr. Burzynski") in clinical research.

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

         The Company currently sponsors 73 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications ("INDs") filed with the FDA and approved by an Institutional Review Board ("IRB") designated according to federal regulations. All clinical trials except one are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1. The one exception involves the treatment of breast cancer using A10 capsules in combination with the FDA-approved drug Methotrexate. Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients have been accrued.

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

         The results of the Protocols BT-09, BT-11, BT-13, BT-15 and BT-18 are set forth below (as of May 24, 2001).



    ----------------------------------------------------------------------------------------------------
    Protocol       Patients     Evaluable        Patients       Patients      Patients       Patients
     Number        Accrued      Patients         showing        showing      maintaining       with
                                                 Complete       Partial        Stable      Progressive
                                                 Response       Response       Disease       Disease
    ----------------------------------------------------------------------------------------------------
     BT-9            19            12            2 (16.7%)      4 (33.3%)     5 (41.7%)      1 (8.3%)
    ----------------------------------------------------------------------------------------------------
     BT-11           24            18            3 (16.7%)      4 (22.2%)     5 (27.8%)      6 (33.3%)
    ----------------------------------------------------------------------------------------------------
     BT-13           10            8             3 (37.5%)      2 (25%)       3 (37.5%)      0 (0%)
    ----------------------------------------------------------------------------------------------------
     BT-15           23            15            2 (13.3%)      2 (13.3%)     5 (33.3%)      6 (40%)
    ----------------------------------------------------------------------------------------------------
     BT-18           14            11            3 (27.3%)      1 (9.1%)      2 (18.2%)      5 (45.5%)
    ----------------------------------------------------------------------------------------------------


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

ACTIVE PHASE II CLINICAL TRIALS



----------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                      Number        Patients
                                                                                        of            who
 Title of                           Subject of Protocol and Date                      Persons         may
 Protocol                                (as of 05/24/2001)                           Enrolled    Participate
                                                                                                 in the Study
----------------------------------------------------------------------------------------------------------------
AD-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         2             40
                 CARCINOMA OF THE ADRENAL GLAND; Revised 7/20/96; Revised 9/28/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BL-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         4             40
                 CARCINOMA OF THE  BLADDER; Revised 7/20/96; Revised 9/28/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BR-10            PROTOCOL FOR RANDOMIZED CONTROLLED TRIAL COMPARING METHOTREXATE         8             40
                 TREATMENT ALONE TO THE COMBINATION OF METHOTREXATE AND
                 ANTINEOPLASTON A10; Revised 4/12/97; Revised 7/28/97.
----------------------------------------------------------------------------------------------------------------
BR-12            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        18             40
                 CARCINOMA OF THE BREAST; Revised 7/20/96; Revised 4/29/97.
----------------------------------------------------------------------------------------------------------------
BR-14            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 CAPSULES IN              7             40
                 PATIENTS WITH ADVANCED BREAST CANCER; 8/26/96; Revised 12/10/96;
                 Revised 4/12/97.
----------------------------------------------------------------------------------------------------------------
BT-6             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             9             40
                 CHILDREN WITH HIGH GRADE GLIOMA; March 1996.
----------------------------------------------------------------------------------------------------------------
BT-7             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        36             40
                 GLIOBLASTOMA MULTIFORME; March 1996.
----------------------------------------------------------------------------------------------------------------
BT-8             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        12             40
                 ANAPLASTIC ASTROCYTOMA; Revised 4/14/97; Revised 9/15/97.
----------------------------------------------------------------------------------------------------------------
BT-9             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        19             40
                 BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-10            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH        13             40
                 BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-11            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        24             40
                 BRAIN STEM GLIOMA; Revised 5/15/96; Revised 7/11/96;
                 Revised 9/28/96; Revised 5/10/97.
----------------------------------------------------------------------------------------------------------------
BT-12            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH         8             40
                 PRIMITIVE NEUROECTODERMAL TUMORS; (PNET) Revised 7/11/96; Revised
                 9/28/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-13            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH        10             40
                 LOW GRADE ASTROCYTOMA; Revised 7/11/96; Revised 9/28/96;
                 Revised 4/14/97; Revised 9/5/97.
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                      Number        Patients
                                                                                        of            who
 Title of                           Subject of Protocol and Date                      Persons         may
 Protocol                                (as of 05/24/2001)                           Enrolled    Participate
                                                                                                 in the Study
----------------------------------------------------------------------------------------------------------------
BT-14            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH         3             40
                 RHABDOID TUMOR OF THE CENTRAL NERVOUS SYSTEM; Revised 5/17/96;
                 Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-15            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS        23             40
                 WITH ANAPLASTIC ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96;
                 Revised 4/14/97; Revised 9/5/97.
----------------------------------------------------------------------------------------------------------------
BT-16            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS         6             40
                 WITH LOW GRADE ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-17            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS        10             40
                 WITH OLIGODENDROGLIOMA; Revised 7/26/96; Revised 10/4/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-18            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS       14             40
                 WITH MIXED GLIOMA; Revised 7/26/96; Revised 10/4/96;
                 Revised 12/9/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-19            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         3             40
                 NEUROFIBROMA AND SCHWANNOME; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-20            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS       39             40
                 WITH GLIOBLASTOMA MULTIFORME; Revised 7/26/96; Revised 10/4/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-21            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS       27             40
                 WITH PRIMARY MALIGNANT BRAIN TUMORS; Partially Amended, pg.
                 9/5/95; Revised 9/10/96; Revised 4/14/97; Revised 8/25/97.
----------------------------------------------------------------------------------------------------------------
BT-22            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH         5             40
                 PRIMARY MALIGNANT BRAIN TUMORS; Partially Amended, pg. 11/5/97;
                 Revised 4/14/97; Revised 9/10/97.
----------------------------------------------------------------------------------------------------------------
BT-23            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             8             40
                 CHILDREN WITH VISUAL PATHWAY GLIOMA; 5/22/96; Revised  11/18/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-24            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             9             40
                 PATIENTS WITH EPENDYMOMA; 5/15/96; Revised 11/18/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-25            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             0             40
                 PATIENTS WITH CRANIOPHARYNGIOMA; 5/15/96; Revised 11/18/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-26            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             1             40
                 PATIENTS WITH CHOROID PLEXUS NEOPLASM; 5/15/96; Revised 11/18/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-27            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             0             40
                 PATIENTS WITH GERM CELL TUMOR OF THE BRAIN; 5/15/96; Revised
                 11/18/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
BT-28            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN             2             40
                 PATIENTS WITH MENINGIOMA; 5/17/96; Revised 9/10/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                      Number        Patients
                                                                                        of            who
 Title of                           Subject of Protocol and Date                      Persons         may
 Protocol                                (as of 05/24/2001)                           Enrolled    Participate
                                                                                                 in the Study
----------------------------------------------------------------------------------------------------------------

CAN-1            PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH       133            133
                 REFRACTORY MALIGNANCIES; Revised 7/11/96.
----------------------------------------------------------------------------------------------------------------
CO-2             PHASE II STUDY OF ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS WITH       13             40
                 ADENOCARCINOMA OF THE COLON; Revised 7/9/96; Revised 9/7/96; (RE2
                 was added to this Protocol) Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
CO-3             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 CAPSULES IN              9             40
                 PATIENTS WITH ADENOCARCINOMA OF THE COLON; Revised 8/12/96;
                 Revised 12/21/96.
----------------------------------------------------------------------------------------------------------------
ES-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         8             40
                 ADENOCARCINOMA OF THE ESOPHAGUS; Revised 7/9/96; Revised 9/10/96;
                 Revised 10/30/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
HB-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH         0             40
                 HEPATOBLASTOMA; Revised 7/8/96; Revised 9/10/96; Revised 3/2/97;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
HE-2             PHASE II STUDY OF ANTINEOPLASTON A10 IN PATIENTS WITH PRIMARY           3             40
                 LIVER CANCER; Origination dated 2/12/97; Revised 5/28/97.
----------------------------------------------------------------------------------------------------------------
HN-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         7             40
                 CARCINOMA OF THE HEAD AND NECK; Revised 7/9/96; Revised 9/10/96;
                 Revised  11/6/96; added Children's Informed Consent, Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
LA-3             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        17             40
                 ADENOCARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96;
                 Revised 4/14/97; Revised 6/26/97.
----------------------------------------------------------------------------------------------------------------
LA-4             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         9             40
                 LARGE CELL, UNDIFFERENTIATED CARCINOMA OF THE LUNG; Revised
                 7/20/96; Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
LA-5             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         3             40
                 BRONCHIAL ALVEOLAR CARCINOMA OF THE LUNG; Revised 7/20/96;
                 Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
LA-6             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         6             40
                 SQUAMOUS CELL CARCINOMA OF THE LUNG; Revised 7/26/96; Revised
                 10/4/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
LA-7             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         3             40
                 SMALL CELL CARCINOMA OF THE LUNG; Revised 7/20/96; Revised
                 9/28/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
LA-10            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 CAPSULES IN               9             40
                 PATIENTS WITH NON SMALL CELL LUNG CANCER; Revised 8/12/96;
                 Revised 9/9/96; Revised 12/9/96.
----------------------------------------------------------------------------------------------------------------
LY-3             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         3             40
                 NONHODGKIN'S LYMPHOMA; Revised 7/11/96; Revised 9/28/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                      Number        Patients
                                                                                        of            who
 Title of                           Subject of Protocol and Date                      Persons         may
 Protocol                                (as of 05/24/2001)                           Enrolled    Participate
                                                                                                 in the Study
----------------------------------------------------------------------------------------------------------------

LY-6             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH         30             40
                 NONHODGKIN'S LYMPHOMA, LOW  GRADE; Revised 6/22/96; Revised
                 8/12/96; Revised 9/28/96; Revised 10/23/96; Revised 5/11/97.
----------------------------------------------------------------------------------------------------------------
LY-7             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH         12             40
                 NONHODGKIN'S LYMPHOMA, INTERMEDIATE GRADE; Revised 6/22/96;
                 Revised 8/12/96; Revised 9/28/96; Revised 10/23/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
LY-8             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          1             40
                 NONHODGKIN'S LYMPHOMA, HIGH GRADE; Revised 6/22/96; Revised
                 5/11/96.
----------------------------------------------------------------------------------------------------------------
LY-9             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          5             40
                 MANTLE ZONE LYMPHOMA., Revised 6/22/96; Revised 9/10/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
LY-10            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 WITH CHRONIC              0             40
                 MYELOGENOUS LEUKEMIA; Revised 10/4/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
LY-11            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          0             40
                 MYCOSIS FUNGOIDES SEZARY SYNDROME; Revised 9/10/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
LY-12            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          0             40
                 PRIMARY CENTRAL NERVOUS SYSTEM LYMPHOMA; Revised 9/10/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
LY-13            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          0             40
                 PRIMARY LYMPHOMA OF THE GASTROINTESTINAL TRACT; Revised 9/10/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
LY-14            PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 INFUSIONS IN              2             40
                 PATIENTS WITH CHRONIC LYMPHOCYTIC LEUKEMIA; Revised 5/22/96;
                 Revised 9/18/96; Revised 12/9/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
MA-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         5             40
                 MESOTHELIOMA; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
ME-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         9             40
                 MALIGNANT MELANOMA; Revised 7/26/96; Revised 10/4/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
MF-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         0             40
                 MALIGNANT FIBROUS HISTIOCYTOMA; June 1997.
----------------------------------------------------------------------------------------------------------------
MM-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         5             40
                 MULTIPLE MYELOMA; Revised 7/26/96; Revised 10/2/96.
----------------------------------------------------------------------------------------------------------------
MW-2             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          0             40
                 MACROGLOBULINEMIA OF WALDESTROM; Revised 7/26/96; Revised
                 10/4/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
NB-2             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          3             40
                 NEUROBLASTOMA; Orig: Dec. 6, 1996; Revised 2/13/97; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                      Number        Patients
                                                                                        of            who
 Title of                           Subject of Protocol and Date                      Persons         may
 Protocol                                (as of 05/24/2001)                           Enrolled    Participate
                                                                                                 in the Study
----------------------------------------------------------------------------------------------------------------

NE-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         4             40
                 NEUROENDOCRINE TUMORS; Revised 7/9/96; Revised 9/10/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
OV-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         6             40
                 CARCINOMA OF THE OVARY; Revised 7/20/96; Revised 9/28/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
PA-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        12             40
                 CARCINOMA OF THE PANCREAS; Revised 7/20/96; Revised 9/28/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
PN-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         1             40
                 PRIMITIVE NEUROECTODERMAL TUMOR OUTSIDE THE CENTRAL NERVOUS
                 SYSTEM; Orig: Dec. 6, 1996; Revised 2/10/97; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
PR-4             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        12             40
                 ADENOCARCINOMA OF THE PROSTATE; Revised 7/5/96; Revised 10/3/96;
                 Revised 7/9/97; Revised 10/14/97.
----------------------------------------------------------------------------------------------------------------
PR-5             PHASE II STUDY OF ADENOCARCINOMA OF THE PROSTATE WITH                  16             40
                 ANTINEOPLASTON A10 AND AS21 CAPSULES; Revised 5/16/96;
                 Revised 7/29/96; Revised 10/3/96; Revised 10/14/97.
----------------------------------------------------------------------------------------------------------------
PR-6             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 CAPSULES IN               1             40
                 COMBINATION WITH TOTAL ANDROGEN BLOCKADE IN PATIENTS WITH
                 ADENOCARCINOMA OF THE PROSTATE; 8/1/97; Revised 8/25/97.
----------------------------------------------------------------------------------------------------------------
PR-7             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN COMBINATION          1             40
                 WITH TOTAL ANDROGEN BLOCKADE IN PATIENTS WITH ADENOCARCINOMA OF
                 THE PROSTRATE.
----------------------------------------------------------------------------------------------------------------
PR-8             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          0             40
                 ADENOCARCINOMA OF THE PROSTATE; Revised 7/5/96; Revised 9/10/96;
                 Revised 4/14/97; Revised 10/14/97.
----------------------------------------------------------------------------------------------------------------
RN-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        14             40
                 CARCINOMA OF THE KIDNEY, Revised 7/20/96; Revised 9/28/96;
                 Revised 10/25/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
SA-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH        12             40
                 SOFT TISSUE SARCOMA; Revised 7/8/96; Revised 9/10/96; Revised
                 4/14/97.
----------------------------------------------------------------------------------------------------------------
SI-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         1             40
                 CARCINOMA OF THE SMALL INTESTINE; Revised 7/9/96; Revised
                 9/10/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
ST-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         7             40
                 ADENOCARCINOMA OF THE STOMACH; Revised 7/8/96; Revised 9/10/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
UC-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         8             40
                 CARCINOMA OF THE UTERINE  CERVIX  AND/OR VULVA; Revised 7/20/96;
                 Revised 9/28/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------
                                                                                                   Number of
                                                                                      Number        Patients
                                                                                        of            who
 Title of                           Subject of Protocol and Date                      Persons         may
 Protocol                                (as of 05/24/2001)                           Enrolled    Participate
                                                                                                 in the Study
----------------------------------------------------------------------------------------------------------------

UP-2             PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH         6             40
                 CARCINOMA OF AN UNKNOWN PRIMARY; Revised 7/8/96; Revised 9/10/96;
                 Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------
WT-2             PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH          2             40
                 WILMS' TUMOR; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
----------------------------------------------------------------------------------------------------------------


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

         Assuming successful completion of the clinical studies, the results of the studies, together with other detailed information, including, among other information, details concerning the manufacture and composition of the drug, proposed labeling, environmental impact and the scientific rationale for the drug, its intended use and the potential benefits of the drug product, are submitted to the FDA in the form of an NDA requesting approval to market the drug. If the FDA finds the NDA submission and the manufacturing process to be acceptable, the FDA will issue an approval letter. If the FDA does not find the NDA submission or the manufacturing process to be sufficient, it will issue a "not approvable letter" describing the deficiencies in the NDA and allowing the NDA applicant to either amend the NDA, withdraw the NDA or request a hearing. Even if the NDA is amended or a hearing is held, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. In addition, as a result of the Company's use of Milestones to predict the benefits of Antineoplastons, the FDA may subject any such approval to the requirement that the Company study the drug further, to verify and describe its clinical benefit (Phase IV testing). Further, the FDA may also impose post-marketing restrictions on Antineoplastons. The FDA may withdraw approval of any drug if the Phase IV trials fail to verify clinical benefit, use of the drugs demonstrates that post-marketing restrictions are inadequate to assure safe use of the drug, the Company fails to adhere to the post-marketing restrictions agreed upon, the promotional materials are false or misleading or other evidence demonstrates that the drug is not shown to be safe or effective under its conditions of use.

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

         Even if the regulatory approvals for the Company's products are obtained, its products and its manufacturing facility are subject to continuous review and periodic inspection. The FDA will require post-marketing reporting to monitor the safety of the Company's products. The Company's drug manufacturing facility must be inspected and approved by the FDA and must comply with the FDA's good manufacturing practice regulations, which are strictly enforced. Full technical compliance requires manufacturers to expend funds, time and effort in the area of production and quality control. In addition, discovery of problems with a product after approval or failure to comply with applicable FDA or other applicable regulatory requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including restrictions on the product, manufacturer or facility, including warning letters, suspension of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. New government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

         Total research and development costs for the fiscal years ended February 28, 2001 and February 29, 2000 were approximately $4,356,000 and $4,133,000, respectively.

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

         The pending patent applications in Canada relate to Liposomal Antineoplaston Therapy using a "second generation" of Antineoplastons and a treatment regimen for the administration of phenylacetylglutamine. Should these patents be granted, of which there can be no assurance, they would expire in the years 2017 and 2019, respectively.

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

EMPLOYEES

         As of May 25, 2001, the Company had 7 employees, all of whom were full-time employees. None of the Company's employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

         The Company conducts its business in premises owned by Dr. Burzynski and his wife, Dr. Barbara Burzynski (the "Burzynskis"). Pursuant to arrangements with the Burzynskis (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--RESEARCH FUNDING ARRANGEMENTS"), the Company occupies: (i) 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes, and (ii) 540 square feet at 9432 Old Katy Road, Suite 200 for its executive offices. Management of the Company believes that each of these properties are adequately covered by insurance.

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

         Currently, the Company is not a party to any material pending legal proceedings. Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company or any of its properties.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fiscal year ended February 28, 2001.

                                     PART II

ITEM 5.       MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In recent years, the Common Stock of the Company has been listed on the NASD Over-the-Counter Bulletin Board ("OTCBB") under the symbol "BZYR." On July 25, 2000, the Company's Common Stock was removed from listing on the OTCBB and, pursuant to instructions received from the Securities and Exchange Commission (the "SEC"), the Company filed a Form 10-KSB covering the fiscal years ended February 2000, 1999 and 1998 and interim Form 10-QSBs for the quarters ended May 31, 2000, August 31, 2000 and November 30, 2000 in order to bring the Company current in its SEC reporting obligations. The Company is in the process of seeking approval of the trading of the Common Stock on the OTCBB, although no assurance can be given that such approval will be obtained. Since July 25, 2000 trading in the Company's Common Stock has been occurring in the "Grey Market," which involves the trading of a security that is not listed on any stock exchange or quoted on the OTCBB or the National Quotation Bureau's Pink Sheets, and such trading will continue until its Common Stock is again listed on the OTCBB. A public trading market having the characteristic of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. There can be no assurance that the market will provide significant liquidity for the Company's Common Stock. As a result, an investment in the Company's Common Stock may be highly illiquid. Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

         The following table sets forth high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by Nasdaq Trading and Market Services).



                  -----------------------------------------------
                                             High          Low
                                             ----          ---
                  -----------------------------------------------
                   1999 First Quarter        0.28          0.15
                  -----------------------------------------------
                   1999 Second Quarter       0.18          0.125
                  -----------------------------------------------
                   1999 Third Quarter        0.15          0.05
                  -----------------------------------------------
                   1999 Fourth Quarter       0.79          0.1
                  -----------------------------------------------
                   2000 First Quarter        0.26          0.07
                  -----------------------------------------------


         The following table sets forth high and low sales prices of the shares of Common Stock of the Company for the periods indicated (as reported by Pink Sheets LLC).



                  -----------------------------------------------
                                             High          Low
                                             ----          ---
                  -----------------------------------------------
                   2000 Second Quarter       0.25          0.01
                  -----------------------------------------------
                   2000 Third Quarter        0.28125       0.01
                  -----------------------------------------------
                   2000 Fourth Quarter       0.15          0.01
                  -----------------------------------------------


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the financial condition of the Company as of February 28, 2001 and February 29, 2000 and the results of operations for the fiscal years ended February 28, 2001 and February 29, 2000. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

         The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company is currently conducting approximately 73 FDA approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 28, 2001 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2000

         Research and development costs were approximately $4,356,000 and $4,133,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively. These increases generally reflected an overall increase in research activities due to an increase in material costs and consulting costs for the clinical trials. The increase of $223,000 or 5% was due to an increase in material costs of $182,000 and, an increase in consulting costs of $93,000, all of which were offset by a decrease in facility and equipment costs of $42,000 and a decrease in other research and development costs of $10,000.

         General and administrative expenses were approximately $166,000 and $147,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively. The increase of $19,000 or 13% was due to an increase in legal and professional fees of $23,000, offset by a decrease in other general and administrative expenses of $4,000.

         The Company had net losses of approximately $4,593,000 and $4,381,000 for the fiscal years ended February 28, 2001 and February 29, 2000, respectively. The increase in the net loss from 2000 to 2001 was primarily due to an overall increase in the research activities of the Company as described above.

         As of February 28, 2001, the Company had a total stockholders' equity of $28,642.

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

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names, ages and positions of the Company's directors and executive officers, including the directors and executive officers of the Company since March 1, 1997:



        -------------------------------------------------------------------------------------------------------
         NAME                                            AGE    OFFICE
        -------------------------------------------------------------------------------------------------------
         Stanislaw R. Burzynski, M.D., Ph.D.             58     Director, President, Secretary, and Treasurer
        -------------------------------------------------------------------------------------------------------
         Barbara Burzynski, M.D.                         60     Director
        -------------------------------------------------------------------------------------------------------
         Michael H. Driscoll, Esq.                       55     Director
        -------------------------------------------------------------------------------------------------------
         Carlton Hazlewood, Ph.D.                        65     Director
        -------------------------------------------------------------------------------------------------------


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

         From 1970 to 1977, he was a researcher and Assistant Professor at Baylor College of Medicine in Houston. At Baylor, Dr. Burzynski's research was sponsored and partially funded by the National Cancer Institute. Also at Baylor, he authored and co-authored sixteen publications, including five concerning his research on peptides and their effect on human cancer. Four of these publications were also co-authored by other doctors associated with M.D. Anderson Hospital and Tumor Institute and Baylor College of Medicine. In May, 1977, Dr. Burzynski received a Certificate of Appreciation from Baylor College of Medicine and in that same year founded the Company.

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

         BARBARA BURZYNSKI, M.D., a Director since 1984 and the wife of Dr. Burzynski, has been the Chairman of the Department of Pharmacy of the Burzynski Clinic since 1977. From January 1976 to July 1977, she was a Research Assistant in the Department of Pediatrics at Baylor College of Medicine and from 1970 to 1975, was a Resident Physician in the Department of Obstetrics and Gynecology at the Medical Academy, Lublin, Poland. Dr. Burzynski graduated with an M.D. in 1966 from the Medical Academy, Lublin, Poland, and has published three articles on studies with Antineoplastons.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a) - 3(e) during the fiscal year ended February 28, 2001 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year.

ITEM 10.      EXECUTIVE COMPENSATION

                                           SUMMARY COMPENSATION TABLE



----------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                     Long-Term Compensation Awards
----------------------------------------------------------------------------------------------------------------------
                                                                               Securities
                                                                 Restricted    Underlying                   All
     Name/Position             Fiscal                              Stock      Operations/     LTIP         Other
     -------------              Year      Salary       Bonus       Awards        SARs       Payouts     Compensation
                               ------     ------       -----     ----------   ------------  -------     ------------
----------------------------------------------------------------------------------------------------------------------
Stanislaw R. Burzynski,         1999     $348,000       -0-         -0-          -0-          -0-           -0-
M.D., Ph.D., President,         2000     $348,050       -0-         -0-          -0-          -0-           -0-
Secretary and Treasurer         2001      $87,000       -0-         -0-          -0-          -0-           -0-
----------------------------------------------------------------------------------------------------------------------
Robert Waldbillig,              1999     $100,000       -0-         -0-          -0-          -0-           -0-
Ph.D., Vice President of        2000     $100,000       -0-         -0-          -0-          -0-           -0-
Research                        2001     $103,333       -0-         -0-          -0-          -0-           -0-
----------------------------------------------------------------------------------------------------------------------


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


----------------------------------------------------------------------------------------------------------
TITLE OF CLASS          NAME AND ADDRESS OF                AMOUNT AND NATURE OF        PERCENT OF CLASS(1)
                        BENEFICIAL OWNER                    BENEFICIAL OWNER
----------------------------------------------------------------------------------------------------------
Common Stock            Stanislaw R. Burzynski, M.D.,        106,434,190 shares              81.01%
                        Ph.D
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Barbara Burzynski, M.D.              106,434,190 shares              81.01%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Michael H. Driscoll, Esq.              570,000 shares                 0.43%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            Carlton Hazlewood                         0 shares                    0.00%
                        9432 Old Katy Road, Suite 200
                        Houston, Texas 77055
----------------------------------------------------------------------------------------------------------
Common Stock            All Current Directors and                107,004,190                 81.44%
                        Executive Officers as a group
----------------------------------------------------------------------------------------------------------


(1) Percentages shown are based upon 131,389,444 shares of Common Stock outstanding as of February 28, 2001. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

         o Dr. Burzynski agreed to provide the Company such laboratory, research space and office space as the Company needs at no charge to the Company;

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

         Effective March 1, 2001 the term of the Research Funding Agreement was extended to March 1, 2002, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

         Pursuant to the Royalty Agreement, the Company granted to Dr. Burzynski the right to (i) either produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients, at any one time, without paying any fees to the Company, or purchase from the Company enough Antineoplaston products to treat up to 1,000 patients, at any one time, at a price equal to cost plus 10% (ten percent); and (ii) lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price. The Royalty Agreement further provided that the Company will have the right, when and if Antineoplastons are approved for use and sale by them FDA, to (i) produce all Antineoplaston products to be sold or distributed in the United States., Canada and Mexico for the treatment of cancer; and (ii) to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at terms and rates competitive with those available in the real estate market at the time, provided that Dr. Burzynski does not need the facility for his use.

OTHER TRANSACTIONS

         Since Tadeusz Burzynski's death on June 13, 1998, the Company has paid his widow, Zofia Burzynski, $1,000 per month as death benefit payments. Tadeusz Burzynski was formerly an officer and a director of the Company and the brother of Dr. Burzynski.

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



10.5            First Amendment to Research Funding Agreement, effective as of March 1,
                2001, by and between the Company and Dr. Stanislaw R. Burzynski
                (incorporated by reference from Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No.
                000-23425)).

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

24              Power of Attorney (Included with the Signature Page)


         There were no reports on Form 8-K filed by the Company during the last quarter of fiscal year ended February 28, 2001.

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


Date:  May 25, 2001

         Each person whose signature appears below constitutes and appoints Dr. Stanislaw R. Burzynski his/her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, severally, for him/her in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he/she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Stanislaw R. Burzynski
--------------------------------------------------------------
Stanislaw R. Burzynski                                                  Date:  May 25, 2001
President, Secretary, Treasurer (Chief Financial Officer), and
Chairman of the Board and Directors


/s/ Barbara Burzynski
--------------------------------------------------------------
Barbara Burzynski                                                       Date:  May 25, 2001
Director


/s/ Michael H. Driscoll
--------------------------------------------------------------
Michael H. Driscoll                                                     Date:  May 25, 2001
Director


/s/ Carlton Hazlewood
--------------------------------------------------------------
Carlton Hazlewood                                                       Date:  May 25, 2001
Director


                       BURZYNSKI RESEARCH INSTITUTE, INC.



                              FINANCIAL STATEMENTS



                               FOR THE YEARS ENDED
                    FEBRUARY 28, 2001, AND FEBRUARY 29, 2000

                                    CONTENTS



                                                                           Page
Independent Auditor's Report...............................................F-3

Balance Sheets.............................................................F-4

Statements of Operations...................................................F-5

Statements of Stockholders' Deficit........................................F-6

Statements of Cash Flows...................................................F-7

Notes to Financial Statements..............................................F-8


                          Independent Auditor's Report






To the Board of Directors and Stockholders of Burzynski Research Institute, Inc.



We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2001 and February 29, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2001 and February 29, 2000 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.





May 17, 2001                                      /s/ Fitts, Roberts & Co., P.C.
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.
BALANCE SHEETS
FEBRUARY 28, 2001, AND FEBRUARY 29, 2000


--------------------------------------------------------------------------------



                                                                                    2001                      2000
                                                                             ------------------        ------------------
ASSETS

Current assets

    Cash and cash equivalents (Note 1)                                       $            7,244        $           20,099
                                                                             ------------------        ------------------

          Total current assets                                                            7,244                    20,099

Property and equipment, net of accumulated depreciation
  and amortization (Notes 1,3 and 6)                                                    105,864                   170,138

Other assets                                                                                600                     4,355
                                                                             ------------------        ------------------

          Total assets                                                       $          113,708        $          194,592
                                                                             ==================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Current maturities of long-term debt (Note 4)                            $                -        $            5,461
    Current portion of capital lease obligations (Note 6)                                   757                    17,213
    Accounts payable                                                                     27,303                    48,151
    Accrued liabilities                                                                  57,006                   137,815
                                                                             ------------------        ------------------

        Total current liabilities                                                        85,066                   208,640

Capital lease obligation, less current portion (Note 6)                                       -                       381
                                                                             ------------------        ------------------

        Total liabilities                                                                85,066                   209,021

Commitments and contingencies (Note 9)

Stockholders' equity

    Common stock, $.001 par value; 200,000,000 shares authorized,
      131,389,444 shares issued and outstanding                                         131,389                   131,389
    Additional paid-in capital                                                       46,979,684                42,343,748
    Discount on common stock                                                               (100)                     (100)
    Retained deficit                                                                (47,082,331)              (42,489,466)
                                                                             ------------------        ------------------

        Total stockholders' equity (deficit)                                             28,642                   (14,429)
                                                                             ------------------        ------------------

          Total liabilities and stockholders' equity                         $          113,708        $          194,592
                                                                             ==================        ==================



The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2001, AND FEBRUARY 29, 2000


--------------------------------------------------------------------------------



                                                                                   2001                      2000
                                                                            ------------------        ------------------
Revenue
     Other income                                                           $           1,062         $          46,805

Operating expenses
    Research and development (Notes 1 and 2)                                        4,356,433                 4,132,854
    General and administrative                                                        165,705                   147,020
    Depreciation (Notes 1 and 3)                                                       69,737                   135,245
                                                                            ------------------        ------------------

        Total operating expenses                                                    4,591,875                 4,415,119
                                                                            ------------------        ------------------

    Net loss before provision for taxes                                            (4,590,813)               (4,368,314)

Provision for income tax (Notes 1 and 7)                                                2,052                    13,180
                                                                            ------------------        ------------------

    Net loss                                                                $      (4,592,865)        $      (4,381,494)
                                                                            ==================        ==================




Earnings per share information:
Basic and diluted
   (Loss) per common share                                                  $         (0.0350)        $         (0.0333)
                                                                            ==================        ==================












The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED FEBRUARY 28, 2001, AND FEBRUARY 29, 2000


--------------------------------------------------------------------------------



                                                                             Additional         Discount on
                                                            Common             Paid-in            Common             Retained
                                                            Stock              Capital             Stock             Deficit
                                                       ----------------   -----------------   ---------------   ------------------
Balance February 28, 1999                              $        131,389   $      37,975,982   $         (100)   $     (38,107,972)

    Cash contributed by S.R. Burzynski M.D., Ph.D.                    -             918,500                -                    -

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D.                                     -           3,449,266                -                    -

    Net loss                                                          -                   -                -           (4,381,494)
                                                       ----------------   -----------------   ---------------   ------------------

Balance February 29, 2000                                       131,389          42,343,748             (100)         (42,489,466)


    Cash contributed by S.R. Burzynski M.D., Ph.D.                    -             671,000                -                    -

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D.                                     -           3,964,936                -                    -

    Net loss                                                          -                   -                -           (4,592,865)
                                                       ----------------   -----------------   ---------------   ------------------

Balance February 28, 2001                              $        131,389   $      46,979,684   $         (100)   $     (47,082,331)
                                                       ================   =================   ===============   ==================

















The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2001, AND FEBRUARY 29, 2000


--------------------------------------------------------------------------------



                                                                                    2001                      2000
                                                                             -------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $       (4,592,865)        $      (4,381,494)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                                                     69,737                   135,245
        FDA clinical trial expenses paid directly by
           S.R. Burzynski M.D., Ph. D.                                                3,964,936                 3,449,266
    Decrease in
        Other assets                                                                      3,755                     1,669
    Increase (decrease) in
        Accounts payable                                                                (20,848)                  (77,772)
        Accrued liabilities                                                             (80,809)                    5,158
                                                                             -------------------        ------------------

  NET CASH (USED) BY OPERATING ACTIVITIES                                              (656,094)                 (867,928)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                  (5,463)                   (3,304)
                                                                             -------------------        ------------------

  NET CASH (USED) BY INVESTING ACTIVITIES                                                (5,463)                   (3,304)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                                           (5,461)                   (2,223)
    Payments on capital lease obligations                                               (16,837)                  (55,546)
    Additional paid-in capital                                                          671,000                   918,500
                                                                             -------------------        ------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                             648,702                   860,731
                                                                             -------------------        ------------------

  NET (DECREASE) IN CASH                                                                (12,855)                  (10,501)

CASH AT BEGINNING OF YEAR                                                                20,099                    30,600
                                                                             -------------------        ------------------

  CASH AT END OF YEAR                                                        $            7,244         $          20,099
                                                                             ===================        ==================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash Paid During the Year For:
        Income taxes                                                         $           22,602         $          20,680
        Interest                                                             $           93,629         $         105,622









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

         ECONOMIC DEPENDENCY

         The Company has generated no significant revenues since its inception. As of February 28, 2001, the Company had a working capital deficit of approximately $78,000 and accumulated deficit of approximately $47,082,000. For the years ended February 28, 2001 and February 29, 2000 the Company incurred losses of approximately $4,593,000 and $4,381,000, respectively. Dr. Burzynski has funded the capital and operational needs of the Company

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


1. BACKGROUND, BASIS OF PRESENTATION, ECONOMIC DEPENDENCY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

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

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 31.5 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; maintenance and repairs are charged against earnings as incurred. Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


1. BACKGROUND, BASIS OF PRESENTATION, ECONOMIC DEPENDENCY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         INCOME TAXES

         The Company uses the liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rate applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are taxed directly to Dr. Burzynski and are not included in the Company's tax provision. The portion of the Texas franchise tax that is based on income is treated as income taxes and included in the income tax provision.

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

         7. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

                  a. Any income which BRI receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity).

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

         OTHER RELATED PARTY TRANSACTIONS

         Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and BRI, however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building, in addition, the Royalty agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in note 6. In addition, Dr. Burzynski's medical clinic performs certain administrative functions such as accounting, and allows BRI the use of some office space at no charge to the Company. In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by BRI for his services. Compensation for Dr. Burzynski's services charged to BRI for the fiscal years ended February 2001 and 2000 was $87,000 and $348,000, respectively.

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



                                                                       2001                2000
                                                                       ----                ----
         Capital contributed                                      $      671,000     $      918,500
         Clinical trial costs paid direct                         $    3,964,936     $    3,449,266


3.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following as of February 28th or 29th:



                                                          Estimated
                                                        Useful Lives                      2001             2000
                                                        ------------                      ----             ----
         Production equipment                           5 - 10 years                $   3,314,342     $   3,314,342
         Leasehold improvements                        5 - 31.5 years                   1,543,490         1,543,490
         Furniture and equipment                        5 - 10 years                      619,044           613,581
         Equipment under capital lease                   4 - 5 years                      288,943           288,943
                                                                                    -------------     -------------
         Total property and equipment                                                   5,765,819         5,760,356

         Accumulated depreciation
           and amortization                                                            (5,659,955)       (5,590,218)
                                                                                    -------------     -------------

                                                                                    $     105,864     $     170,138
                                                                                    =============     =============


         Depreciation and amortization expense for the years ended February 28, 2001, and February 29, 2000 was $69,737 and $135,245, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


4.       LONG-TERM DEBT:

         Long-term debt consisted of the following:



                                                                                               2001            2000
                                                                                               ----            ----
         Note payable to a bank dated November 25, 1994, unsecured, and bearing interest at the banks base rate plus 3.45% (approximately 12%) due in
           36 monthly installments beginning November 25, 1995 or 3% of the unpaid balance plus interest with any unpaid balance due November
           25, 1998. The note is guaranteed  by the Company's majority shareholder.      $       -         $      5,461

         Less:  Current maturities                                                               -                5,461
                                                                                         --------------    --------------

                                                                                         $       -         $        -
                                                                                         ==============    ==============


5.       EMPLOYEE BENEFITS:

         The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance. The Company pays 100% of the cost for its employees and 50% of any dependent coverage. The plan has a $200 deductible and a maximum lifetime benefit of $1,000,000 per covered participant. Due to stop-loss insurance, benefits payable by the Company are limited to $12,500 per person during the policy year. The Company charged to operations a provision of $215,111 for 2001 and $144,419 for 2000, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued



6.       LEASE COMMITMENTS:

         The Company leases certain equipment under agreements, which are classified as capital leases. Cost and accumulated depreciation related to these leased assets are as follows:



                                                                             2/28/01           2/29/00
                                                                             -------           -------
         Equipment                                                         $  288,943        $  288,943
         Accumulated depreciation                                            (286,701)         (271,555)
                                                                           ----------        ----------

                   Equipment (Net)                                         $    2,242        $   17,388
                                                                           ==========        ==========


         Only one lease remains payable at February 28, 2001, and its balance will be paid off as of April 2001.

         The Company leases certain equipment under agreements which are classified as operating leases. Rent expense incurred under these leases was approximately $20,089 and $52,836 for the years ended February 28, 2001, and February 29, 2000, respectively. All lease agreements are on a month-to-month basis.

         In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement, however, the facility's costs are included in the accompanying financial statements. Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, property taxes and building depreciation. Interest, property taxes and building depreciation totaled $153,086 and $205,000 for 2001 and 2000, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


7.       INCOME TAXES:

         The actual income tax expense attributable to the Company's losses for the years ended February 28, 2001 and February 29, 2000 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:



                                                                                     2001                2000
                                                                                     ----                ----
         Expected benefit                                                    $     (1,560,876)  $     (1,485,227)
         Nondeductible expenses                                                            47             13,130
         Other adjustments                                                             (2,116)            (3,715)
         Taxed directly to Dr. Burzynski                                            1,576,218          1,493,621
         Change in valuation allowance                                                (13,273)           (17,809)
         Texas franchise tax, based on income                                           2,052             13,180
                                                                             ----------------   ----------------

         Income tax expense                                                  $          2,052   $         13,180
                                                                             ================   ================


         The components of the Company's deferred income tax assets as of February 28, 2001 and February 29, 2000 are as follows:



                                                                                     2001                2000
                                                                                     ----                ----
         Deferred tax assets:

         Net operating loss carryforwards                                     $       323,557     $      315,357
         Excess book depreciation                                                      71,080             72,481
         Accrued expenses                                                               9,219             25,765
         Investment tax credit carryforwards                                            4,458              7,984
         Alternative minimum tax credit
           carryforwards                                                               42,603             42,603
                                                                              ---------------     --------------

         Total deferred tax assets                                                    450,917            464,190
         Less valuation allowance                                                    (450,917)          (464,190)
                                                                              ---------------     --------------

         Net deferred tax assets                                              $          -        $         -
                                                                              ===============     ==============


BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


7.       INCOME TAXES: - CONTINUED

         The Company's ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a valuation allowance for the total deferred tax assets has been provided.

         The Company has net operating loss carryforwards available to offset future income in the amount of $951,637 as of February 28, 2001. The net operating loss carryforwards expire as follows:



                          Year ending
                       February 28, or 29,
                       -------------------
                              2008                         $   303,069
                              2011                         $    11,818
                              2012                         $   511,871
                              2013                         $    50,786
                              2020                         $    49,976
                              2021                         $    24,117


         In addition, the Company has alternative minimum tax credit carryforwards of $42,603 and investment tax credit carryforward of $4,458. The investment tax credit carryforward expires February 28, 2002.

8.       STOCK OPTIONS:

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

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


8.       STOCK OPTIONS: - CONTINUED

         On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer of the Company. The options vested as follows:



                          400,000 options         September 14, 1996
                          100,000 options               June 1, 1997
                          100,000 options               June 1, 1998


         The options are valid in perpetuity. In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996. None of the options have been exercised as of February 28, 2001.

9.       COMMITMENTS AND CONTINGENCIES AND SUPPLY SOURCE:

         As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski. Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

         The Company produced antineoplaston products to treat approximately 116 patients during the year ended February 28, 2001 and 130 for 2000. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients. There is space available at the current site to expand the facility for increased capacity if necessary.

         The Company received approximately seventy-five and sixty percent of the chemicals used in producing antineoplastons from a single supplier during the years ended February 2001 and 2000, respectively. The Company has established an additional vendor to supply these chemicals.

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