Form 10QSB
period 2001-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-07-12
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                                       -------------------------
                                                                 OMB
                                                               APPROVAL
                                                       -------------------------
                                                       OMB Number: 3235-0416
                                                       -------------------------
                                                       Expires: April 30, 2003
                                                       -------------------------
                                                       Estimated average burden
                                                       hours per response: 32.00
                                                       -------------------------

(Mark One)

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ending May 31, 2001

    / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
          1934

                       For the transition period from             to
                                                      -----------    -----------

                       Commission file number            000-23425
                                              ----------------------------------

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

                                 (713) 335-5697
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

--------------------------------------------------------------------------------
                 (Former address, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes / /   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2001,
       131,389,444 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes / /   No /X/

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS



                                                                                 PAGE NO.
                                                                                 --------
PART I - FINANCIAL INFORMATION......................................................3

   Item 1. Financial Statements.....................................................3

   Item 2. Management's Discussion and Analysis or Plan of Operation...............10

PART II - OTHER INFORMATION........................................................12

   Item 6. Exhibits and Reports on Form 8-K........................................12

SIGNATURES.........................................................................13


                                        PART I - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

                                                                             May 31,              February 28,
                                                                               2001                    2001
                                                                         ---------------       -----------------
                                                                           (Unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                             $        12,412       $           7,244
                                                                         ---------------       -----------------
               TOTAL CURRENT ASSETS                                               12,412                   7,244

Property and equipment, net of accumulated
      depreciation and amortization, and other assets                             95,780                 106,464
                                                                         ---------------       -----------------

               TOTAL ASSETS                                              $       108,192          $      113,708
                                                                         ===============       =================



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                       $       57,432          $       28,060
   Accrued liabilities                                                            54,087                  57,006
                                                                         ---------------         ---------------
               CURRENT AND TOTAL LIABILITIES                                     111,519                  85,066
                                                                         ---------------         ---------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock, $.001 par value; 200,000,000 shares
      authorized, 131,389,444 issued and outstanding                             131,389                 131,389
   Additional paid-in capital                                                 48,362,649              46,979,684
   Discount on common stock                                                         (100)                   (100)
   Retained deficit                                                          (48,497,265)            (47,082,331)
                                                                         ---------------         ---------------
               TOTAL STOCKHOLDERS' EQUITY
                  (DEFICIT)                                                       (3,327)                 28,642
                                                                         ---------------         ---------------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                   $       108,192         $       113,708
                                                                         ===============         ===============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                             ------------------------------
                                                                              May 31,               May 31,
                                                                                2001                 2000
                                                                             ---------              -------
Revenue
   Other income                                                         $          3,000       $             125
                                                                        ----------------       -----------------

Operating expenses
   Research and development                                                    1,296,310               1,043,260
   General and administrative                                                    110,501                  21,893
   Depreciation                                                                   11,010                  17,550
                                                                        ----------------       -----------------
               Total operating expenses                                        1,417,821               1,082,703
                                                                        ----------------       -----------------

Net (loss) before income tax                                                  (1,414,821)             (1,082,578)

Provision for income tax                                                             113                   1,702
                                                                        ----------------       -----------------

               NET (LOSS)                                               $     (1,414,934)      $      (1,084,280)
                                                                        ================       =================


Earnings per share information:

   Basic and diluted (loss) per common share                            $        (0.0108)      $         (0.0083)
                                                                        ================       =================

   Weighted average number of common
      shares outstanding                                                     131,389,444             131,389,444
                                                                        ================       =================





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)


                                                              Additional          Discount on
                                            Common             Paid-in               Common            Retained
                                            Stock              Capital               Stock             Deficit
                                          -----------        ------------        --------------      ------------
Balance, February 28, 2001                  131,389          $46,979,684         $    (100)          $(47,082,331)

Cash contributed by S.R.
   Burzynski, M.D., Ph.D.                         -              204,000                 -                      -

FDA clinical trial expenses
   paid directly by S.R.
   Burzynski, M.D., Ph.D.                         -            1,178,965                 -                      -

Net loss                                          -                    -                 -             (1,414,934)
                                          -----------        ------------        --------------      ------------

Balance, May 31, 2001                       131,389          $48,362,649         $    (100)          $(48,497,265)
                                          ===========        ============        ==============      ============




















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)



                                                                                      Three Months Ended
                                                                             ------------------------------------
                                                                                May 31,                 May 31,
                                                                                 2001                    2000
                                                                             ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                                $(1,414,934)            $(1,084,280)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                             11,010                  17,550
         FDA clinical trial expenses paid directly
            by S.R. Burzynski, M.D., Ph.D.                                     1,178,965                 902,027
   (Increase) decrease in other assets                                              (326)                    623
   Increase (decrease)
      Accounts payable                                                            30,129                  (8,830)
      Accrued liabilities                                                         (2,919)                (72,975)
                                                                             -----------             -----------
               NET CASH (USED BY) OPERATING
                  ACTIVITIES                                                    (198,075)               (245,885)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Purchase of equipment                                                               -                    (148)
                                                                             -----------             -----------
               NET CASH (USED BY) INVESTMENT
                  ACTIVITIES                                                           -                    (148)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
      obligations                                                                   (757)                 (7,714)
   Additional paid-in capital                                                    204,000                 246,000
                                                                             -----------             -----------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                                     203,243                 238,286
                                                                             -----------             -----------

NET INCREASE (DECREASE) IN CASH                                                    5,168                  (7,747)

CASH AT BEGINNING OF PERIOD                                                        7,244                  20,099
                                                                             -----------             -----------

               CASH AT END OF PERIOD                                         $    12,412             $    12,352
                                                                             ===========             ===========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTES TO CONDENSED FINANCIAL STATEMENTS
BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  A.      BASIS OF PRESENTATION

         The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski) within his medical practice, related to the conduct of Federal Drug Administration
         (FDA) approved clinical trials for antineoplaston drugs used in the treatment of cancer. These expenses have been reported as research and development costs and as additional paid-in capital. Other funds received from Dr. Burzynski have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski's medical practice (unrelated to the clinical trials) have not been included in these financial statements. Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products known as "antineoplastons", which he has licensed to the Company.

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2001 and February 28, 2001, and results of operations for the three months May 31, 2001 and 2000, and cash flows for the three months ended May 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  B.      ECONOMIC DEPENDENCY

         The Company has not generated significant revenues since its inception and has suffered losses from operations, has a working capital deficit and an accumulated deficit. Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has various agreements to continue such funding.

         The Company is economically dependent on its funding through Dr. Burzynski's medical practice. A significant portion of Dr. Burzynski's patients are admitted and treated as part of the clinical trial programs which are regulated by the FDA. The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA. These regulations are complex and subject to interpretation and though it is management's intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  C.      INCOME TAXES

         The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:



                                                                                  May 31,             May 31,
                                                                                   2001                2000
                                                                               ------------        ------------
         Expected expense (benefit)                                            $  (481,039)        $  (368,077)
         Nondeductible expenses and other adjustments                                  (24)                 47
         Taxed directly to Dr. Burzynski                                           470,208             373,385
         Change in valuation allowance                                              10,855              (5,355)
         State franchise tax on income                                                 113               1,702
                                                                               -----------         -----------

         Provision for income tax                                              $       113         $     1,702
                                                                               ===========         ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is a discussion of the financial condition of the Company for the three months ended May 31, 2001, and the results of operations for the three months ended May 31, 2001 and May 31, 2000. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THREE MONTHS ENDED MAY 31, 2000

         Research and development costs were approximately $1,296,000 and $1,043,000 for the three months ended May 31, 2001 and 2000, respectively. The increase of $253,000 or 24% was due to increases in personnel cost of $181,000, material costs of $82,000, consulting and quality control costs of $13,000 and other research and development costs of $6,000, all of which were partially offset by a decrease in facility and equipment costs of $29,000.

         General and administrative expenses were approximately $111,000 and $22,000 for the three months ended May 31, 2001 and 2000, respectively. The increase of $89,000 or 405% was due to an increase in legal and professional fees of $86,000, and an increase in other general and administrative expenses of $3,000.

         The Company had net losses of approximately $1,415,000 and $1,084,000 for the three months ended May 31, 2001 and 2000, respectively. The increase in the net loss from 2000 to 2001 is due to increased research and development costs related to increases in personnel and material costs and the increase in general and administrative expenses primarily due to increases in professional fees.

         As of May 31, 2001, the Company had a total stockholders' deficit of $3,327.


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

         The Company estimates that it will spend approximately $5,000,000 in the fiscal year ending February 28, 2002. The Company estimates that of this amount, $4,500,000 will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations through the fiscal year ending February 28, 2002. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 17 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibits
        --------
        3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) - (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

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


                                Burzynski Research Institute, Inc.
                                ------------------------------------------------
                                               (Registrant)



Date:  July 11, 2001            By: /s/ Stanislaw R. Burzynski
                                   ---------------------------------------------
                                    Stanislaw R. Burzynski, President,
                                    Secretary, Treasurer (Chief Financial
                                    Officer) and Chairman of the Board of
                                    Directors