Form 10QSB
period 2001-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2001-10-15
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                                      --------------------------
                                                                OMB
                                                              APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0416
                                                      --------------------------
                                                      Expires:  April 30, 2003
                                                      --------------------------
                                                      Estimated average burden
                                                      hours per response:  32.00
                                                      --------------------------
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ending August 31, 2001

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

              Commission file number       000-23425


                       BURZYNSKI RESEARCH INSTITUTE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                     76-0136810
--------------------------------------------------------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


               9432 OLD KATY ROAD, SUITE 200, HOUSTON, TEXAS 77055
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 335-5697
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)


                     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2001,
    131,389,444 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       PAGE NO.


PART I - FINANCIAL INFORMATION............................................  3

  Item 1.  Financial Statements...........................................  3

  Item 2.  Management's Discussion and Analysis or Plan of Operation...... 10

PART II - OTHER INFORMATION............................................... 12

  Item 6. Exhibits and Reports on Form 8-K................................ 12

SIGNATURES................................................................ 13

                         PART I - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

                                                             August 31,         February 28,
                                                                2001               2001
                                                            ------------        ------------
                                                            (Unaudited)
                        ASSETS

Current assets
   Cash and cash equivalents                                $     13,450        $      7,244
                                                            ------------        ------------
               TOTAL CURRENT ASSETS                               13,450               7,244

Property and equipment, net of accumulated
      depreciation and amortization, and other assets             84,459             106,464
                                                            ------------        ------------

               TOTAL ASSETS                                 $     97,909        $    113,708
                                                            ============        ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                         $     12,483        $     28,060
   Accrued liabilities                                            30,312              57,006
                                                            ------------        ------------
               CURRENT AND TOTAL LIABILITIES                      42,795              85,066
                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock, $.001 par value; 200,000,000 shares
      authorized, 131,389,444 issued and outstanding             131,389             131,389
   Additional paid-in capital                                 49,738,833          46,979,684
   Discount on common stock                                         (100)               (100)
   Retained deficit                                          (49,815,008)        (47,082,331)
                                                            ------------        ------------
               TOTAL STOCKHOLDERS' EQUITY                         55,114              28,642
                                                            ------------        ------------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                      $     97,909        $    113,708
                                                            ============        ============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                          ------------------------------    ------------------------------
                                            August 31,       August 31,       August 31,       August 31,
                                              2001              2000             2001            2000
                                          -------------    -------------    -------------    -------------
Revenue
   Other income                           $          --    $         780    $       3,000    $         905
                                          -------------    -------------    -------------    -------------

Operating expenses
   Research and development                   1,233,758        1,155,306        2,530,068        2,198,566
   General and administrative                    73,320           20,632          183,821           42,525
   Depreciation                                  10,395           17,550           21,405           35,100
                                          -------------    -------------    -------------    -------------
               Total operating expenses       1,317,473        1,193,488        2,735,294        2,276,191
                                          -------------    -------------    -------------    -------------

Net (loss) before income tax                 (1,317,473)      (1,192,708)      (2,732,294)      (2,275,286)

Provision for income tax                            270            1,700              383            3,402
                                          -------------    -------------    -------------    -------------

               NET (LOSS)                 $  (1,317,743)   $  (1,194,408)   $  (2,732,677)   $  (2,278,688)
                                          =============    =============    =============    =============


Earnings per share information:

   Basic and diluted (loss) per
       common share                       $     (0.0100)   $     (0.0090)   $     (0.0208)   $     (0.0173)
                                          =============    =============    =============    =============

   Weighted average number of
      common shares outstanding             131,389,444      131,389,444      131,389,444      131,389,444
                                          =============    =============    =============    =============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                       ADDITIONAL         DISCOUNT ON
                                      COMMON            PAID-IN             COMMON             RETAINED
                                      STOCK             CAPITAL             STOCK              DEFICIT
                                  ------------       ------------       ------------        ------------
Balance, February 28, 2001             131,389       $ 46,979,684       $       (100)       $(47,082,331)

Cash contributed by S.R
   Burzynski, M.D., Ph.D                    --            439,000                 --                  --

FDA clinical trial expenses
  paid directly by S.R
  Burzynski, M.D., Ph.D                     --          2,320,149                 --                  --

Net loss                                    --                 --                 --          (2,732,677)
                                  ------------       ------------       ------------        ------------

Balance, August 31, 2001               131,389       $ 49,738,833       $       (100)       $(49,815,008)
                                  ============       ============       ============        ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                          SIX MONTHS ENDED
                                                     --------------------------
                                                      August 31,     August 31,
                                                        2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                        $(2,732,677)   $(2,278,688)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     21,405         35,100
         FDA clinical trial expenses paid directly
            by S.R. Burzynski, M.D., Ph.D              2,320,149      1,975,681
   (Increase) decrease in other assets                       600          3,754
   Increase (decrease)
      Accounts payable                                   (14,820)       (17,775)
      Accrued liabilities                                (26,694)       (70,697)
                                                     -----------    -----------
               NET CASH (USED BY) OPERATING
                  ACTIVITIES                            (432,037)      (352,625)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Purchase of equipment                                      --         (4,700)
                                                     -----------    -----------
               NET CASH (USED BY) INVESTMENT
                  ACTIVITIES                                  --         (4,700)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
      obligations                                           (757)       (15,865)
   Additional paid-in capital                            439,000        361,000
                                                     -----------    -----------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                             438,243        345,135
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                            6,206        (12,190)

CASH AT BEGINNING OF PERIOD                                7,244         20,099
                                                     -----------    -----------

               CASH AT END OF PERIOD                 $    13,450    $     7,909
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

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2001 and February 28, 2001, and results of operations for the three months and six months ended August 31, 2001 and 2000, and cash flows for the six months ended August 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

BURZYNSKI RESEARCH INSTITUTE, INC.


NOTE B. ECONOMIC DEPENDENCY

      The Company has not generated significant revenues since its inception, has suffered losses from operations, and has a working capital deficit and an accumulated deficit. Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has various agreements to continue such funding.

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

BURZYNSKI RESEARCH INSTITUTE, INC.


NOTE C. INCOME TAXES

      The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

                                                            THREE MONTHS
                                                       ------------------------
                                                       August 31,     August 31,
                                                         2001           2000
                                                       ---------      ---------
Expected expense (benefit)                             $(447,941)     $(405,521)
Nondeductible expenses and other adjustments              (5,944)            --
Taxed directly to Dr. Burzynski                          455,725        406,361
Change in valuation allowance                             (1,840)          (840)
State franchise tax on income                                270          1,700
                                                       ---------      ---------

Provision for income tax                               $     270      $   1,700
                                                       =========      =========


                                                              SIX MONTHS
                                                        -----------------------
                                                       August 31,     August 31,
                                                         2001            2000
                                                       ---------      ---------
Expected expense (benefit)                             $(928,980)     $(773,597)
Nondeductible expenses and other adjustments              (5,968)            47
Taxed directly to Dr. Burzynski                          925,933        779,745
Change in valuation allowance                              9,015         (6,195)
State franchise tax on income                                383          3,402
                                                       ---------      ---------

Provision for income tax                               $     383      $   3,402
                                                       =========      =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


      The following is a discussion of the financial condition of the Company for the six months ended August 31, 2001, and the results of operations for the six months ended August 31, 2001 and August 31, 2000. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

INTRODUCTION

      The Company was incorporated under the laws of the State of Delaware in 1980 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name "Antineoplastons." The Company believes Antineoplastons are useful in the treatment of human cancer and other diseases of the body and is currently conducting Phase II clinical trials of Antineoplastons. BRI has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA. The Company's sole source of funding is Dr. Burzynski, who funds the Company's operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company. Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2001 COMPARED TO THREE MONTHS ENDED AUGUST 31,
2000

      Research and development costs were approximately $1,234,000 and $1,155,000 for the three months ended August 31, 2001 and 2000, respectively. The increase of $79,000 or 7% was due to an increase in personnel costs of $127,000 and an increase of facility and equipment costs of $36,000, both of which were partially offset by a decrease in material costs of $68,000, a decrease in consulting and quality control costs of $14,000 and a decrease in other research and development costs of $2,000.

      General and administrative expenses were approximately $73,000 and $21,000 for the three months ended August 31, 2001 and 2000, respectively. The increase of $52,000 or 248% was due to an increase in legal and professional fees of $64,000, reduced by a decrease in other general and administrative expenses of $12,000.

      The Company had net losses of approximately $1,318,000 and $1,194,000 for the three months ended August 31, 2001 and 2000, respectively. The increase in the net loss from 2000 to 2001 was primarily due to an increase in research and development costs resulting mainly from increases in personnel costs and facility and equipment costs and an increase in general and administrative expenses due to increases in professional fees.

SIX MONTHS ENDED AUGUST 31, 2001 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2000

      Research and development costs were approximately $2,530,000 and $2,199,000 for the six months ended August 31, 2001 and 2000, respectively. The increase of $331,000 or 15% was due to an increase in personnel costs of $309,000, an increase in material costs of $14,000, an increase in facility and equipment costs of $7,000 and an increase in other research and development costs of $2,000, all of which were partially offset by a decrease in consulting and quality control costs of $1,000.

      General and administrative expenses were approximately $184,000 and $42,000 for the six months ended August 31, 2001 and 2000, respectively. The increase of $142,000 or 338% was due to an increase in legal and professional fees of $150,000 and was reduced by a decrease in other general and administrative expenses of $8,000.

      The Company had net losses of approximately $2,733,000 and $2,279,000 for the six months ended August 31, 2001 and 2000, respectively. The increase in the net loss from 2000 to 2001 was mainly due to an increase in research and development costs primarily resulting from increases in personnel costs and material costs and an increase in general and administrative expenses resulting from increases in professional fees. As of August 31, 2001, the Company had a total stockholders' equity of $55,114.

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

      The Company estimates that it will spend approximately $2,768,000 during the remainder of the fiscal year ending February 28, 2002 and that it will spend an aggregate amount of approximately $2,750,000 during the first two quarters of the fiscal year ending February 28, 2003. The Company estimates that ninety percent (90%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the fiscal year ending February 28, 2002. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 17 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

                                      BURZYNSKI RESEARCH INSTITUTE, INC.
                                      ---------------------------------------
                                                 (Registrant)


Date:  October 15, 2001               By: /s/ STANISLAW R. BURZYNSKI
                                          --------------------------------------
                                          Stanislaw R. Burzynski, President,
                                          Secretary, Treasurer (Chief Financial
                                          Officer) and Chairman of the Board of
                                          Directors