Form 10QSB
period 2001-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2002-01-14
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                                   ----------------------------
                                                              OMB
                                                           APPROVAL
                                                   ----------------------------
                                                    OMB Number: 3235-0416
                                                   ----------------------------
                                                    Expires:  April 30, 2003
                                                   ----------------------------
                                                    Estimated average burden
                                                    hours per response:  32.00
                                                   ----------------------------

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending November 30, 2001

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        OF 1934

          For the transition period from ____________ to _____________


          Commission file number              000-23425


                       BURZYNSKI RESEARCH INSTITUTE, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                 76-0136810
 ------------------------------------------------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


               9432 OLD KATY ROAD, SUITE 200, HOUSTON, TEXAS 77055
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 335-5697
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)


 ------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)


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

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        PAGE NO.


PART I - FINANCIAL INFORMATION...............................................3

  Item 2.  Management's Discussion and Analysis  or Plan of Operation.......10

PART II - OTHER INFORMATION.................................................12

  Item 5.  Other Information................................................12

  Item 6. Exhibits and Reports on Form 8-K..................................12

SIGNATURES..................................................................13

                         PART I - FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

                                                                           November 30,        February 28,
                                                                               2001                2001
                                                                           ------------        ------------
                                                                            (Unaudited)
                                 ASSETS

Current assets
   Cash and cash equivalents                                               $      3,958        $      7,244
                                                                           ------------        ------------
               TOTAL CURRENT ASSETS                                               3,958               7,244

Property and equipment, net of accumulated
      depreciation and amortization, and other assets                            74,539             106,464
                                                                           ------------        ------------

               TOTAL ASSETS                                                $     78,497        $    113,708
                                                                           ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                        $      1,287        $     28,060
   Accrued liabilities                                                           26,245              57,006
                                                                           ------------        ------------
               CURRENT AND TOTAL LIABILITIES                                     27,532              85,066
                                                                           ------------        ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $.001 par value; 200,000,000 shares
      authorized, 131,389,444 issued and outstanding                            131,389             131,389
   Additional paid-in capital                                                50,954,330          46,979,684
   Discount on common stock                                                        (100)               (100)
   Retained deficit                                                         (51,034,654)        (47,082,331)
                                                                           ------------        ------------
               TOTAL STOCKHOLDERS' EQUITY                                        50,965              28,642
                                                                           ------------        ------------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                     $     78,497        $    113,708
                                                                           ============        ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                         THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 ----------------------------------        ----------------------------------
                                                  November 30,         November 30,         November 30,         November 30,
                                                     2001                 2000                 2001                  2000
                                                 -------------        -------------        -------------        -------------
Revenue
   Other income                                  $          --        $         157        $       3,000        $       1,062
                                                 -------------        -------------        -------------        -------------

Operating expenses
   Research and development                          1,165,258            1,124,244            3,695,326            3,322,810
   General and administrative                           44,128               70,197              227,949              112,722
   Depreciation                                         10,395               17,550               31,800               52,650
                                                 -------------        -------------        -------------        -------------
               Total operating expenses              1,219,781            1,211,991            3,955,075            3,488,182
                                                 -------------        -------------        -------------        -------------

Net (loss) before income tax                        (1,219,781)          (1,211,834)          (3,952,075)          (3,487,120)

Provision for income tax                                  (135)               1,700                  248                5,102
                                                 -------------        -------------        -------------        -------------

               NET (LOSS)                        $  (1,219,646)       $  (1,213,534)       $  (3,952,323)       $  (3,492,222)
                                                 =============        =============        =============        =============


Earnings per share information:

   Basic and diluted (loss) per
       common share                              $     (0.0093)       $     (0.0092)       $     (0.0301)       $     (0.0266)
                                                 =============        =============        =============        =============

   Weighted average number of
      common shares outstanding                    131,389,444          131,389,444          131,389,444          131,389,444
                                                 =============        =============        =============        =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                              ADDITIONAL          DISCOUNT ON
                                           COMMON              PAID-IN              COMMON                RETAINED
                                           STOCK               CAPITAL               STOCK                DEFICIT
                                        ------------         ------------         ------------          ------------
Balance, February 28, 2001                   131,389         $ 46,979,684         $       (100)         $(47,082,331)

Cash contributed by S.R
   Burzynski, M.D., Ph.D                          --              579,000                   --                    --

FDA clinical trial expenses
   paid directly by S.R
   Burzynski, M.D., Ph.D                          --            3,395,646                   --                    --

Net loss                                          --                   --                   --            (3,952,323)
                                        ------------         ------------         ------------          ------------

Balance, November 30, 2001                   131,389         $ 50,954,330         $       (100)         $(51,034,654)
                                        ============         ============         ============          ============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                    --------------------------------
                                                                    November 30,         November 30,
                                                                        2001                 2000
                                                                    -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                       $(3,952,323)         $(3,492,222)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                    31,800               52,650
         FDA clinical trial expenses paid directly
            by S.R. Burzynski, M.D., Ph.D                             3,395,646            3,015,745
   Decrease in other assets                                                 600                3,754
   Increase (decrease)
      Accounts payable                                                  (26,016)               5,583
      Accrued liabilities                                               (30,761)             (66,592)
                                                                    -----------          -----------
               NET CASH (USED BY) OPERATING
                  ACTIVITIES                                           (581,054)            (481,082)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Purchase of equipment                                                   (475)              (5,160)
                                                                    -----------          -----------
               NET CASH (USED BY) INVESTMENT
                  ACTIVITIES                                               (475)              (5,160)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
      obligations                                                          (757)             (21,198)
   Additional paid-in capital                                           579,000              516,000
                                                                    -----------          -----------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                            578,243              494,802
                                                                    -----------          -----------

NET INCREASE (DECREASE) IN CASH                                          (3,286)               8,560

CASH AT BEGINNING OF PERIOD                                               7,244               20,099
                                                                    -----------          -----------

               CASH AT END OF PERIOD                                $     3,958          $    28,659
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

      The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company is currently conducting clinical trials on various antineoplastons in accordance with FDA regulations, however, at this time none of the antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2001 and February 28, 2001, and results of operations for the three months and nine months ended November 30, 2001 and 2000, and cash flows for the nine months ended November 30, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001.

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

BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  C.      INCOME TAXES

      The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

                                                                           THREE MONTHS ENDED
                                                                    -------------------------------
                                                                    November 30,        November 30,
                                                                       2001                2000
                                                                    -----------         -----------
           Expected (benefit)                                       $  (414,726)        $  (412,024)
           Nondeductible expenses and other adjustments                    (656)                 --
           Taxed directly to Dr. Burzynski                              416,793             410,504
           Change in valuation allowance                                 (1,411)              1,520
           State franchise tax on income                                   (135)              1,700
                                                                    -----------         -----------

           Provision for income tax                                 $      (135)        $     1,700
                                                                    ===========         ===========


                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    November 30,        November 30,
                                                                        2001               2000
                                                                    -----------         -----------

           Expected (benefit)                                       $(1,343,706)        $(1,185,621)
           Nondeductible expenses and other adjustments                  (6,624)                 47
           Taxed directly to Dr. Burzynski                            1,342,726           1,190,249
           Change in valuation allowance                                  7,604              (4,675)
           State franchise tax on income                                    248               5,102
                                                                    -----------         -----------

           Provision for income tax                                 $       248         $     5,102
                                                                    ===========         ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following is a discussion of the financial condition of the Company for the nine months ended November 30, 2001, and the results of operations for the nine months ended November 30, 2001 and November 30, 2000. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000

      Research and development costs were approximately $1,165,000 and $1,124,000 for the three months ended November 30, 2001 and 2000, respectively. The increase of $41,000 or 4% was due to an increase in personnel costs of $106,000 and an increase in consulting and quality control costs of $10,000, all of which were partially offset by a decrease in material costs of $40,000, a decrease in facility and equipment costs of $33,000 and a decrease in other research and development costs of $2,000.

      General and administrative expenses were approximately $44,000 and $70,000 for the three months ended November 30, 2001 and 2000, respectively. The decrease of $26,000 or 37% was due to a decrease in legal and professional fees of $24,000 and a decrease in other general and administrative expenses of $2,000.

      The Company had net losses of approximately $1,220,000 and $1,214,000 for the three months ended November 30, 2001 and 2000, respectively. The increase in the net loss from 2000 to 2001 is primarily due to an increase in research and development costs caused by increases in personnel and was reduced by a decrease in general and administrative expenses related to decreases in professional fees.

NINE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2000

      Research and development costs were approximately $3,695,000 and $3,323,000 for the nine months ended November 30, 2001 and 2000, respectively. The increase of $372,000, or 11%, was due to an increase in personnel costs of $415,000 and an increase in consulting and quality control costs of $9,000, both of which were partially offset by a decrease in material costs of $26,000 and a decrease in facility and equipment costs of $26,000.

      General and administrative expenses were approximately $228,000 and $113,000 for the nine months ended November 30, 2001 and 2000, respectively. The increase of $115,000 or 102% was due to an increase in legal and professional fees of $126,000 and was reduced by a decrease in other general and administrative expenses of $11,000.

      The Company had net losses of approximately $3,952,000 and $3,492,000 for the nine months ended November 30, 2001 and 2000, respectively. The increase in the net loss from 2000 to 2001 is primarily due to the increase in research and development costs caused by increases in personnel and an increase in general and administrative expenses related to increases in professional fees. As of November 30, 2001, the Company has a total stockholders' equity of $50,965.

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

      The Company estimates that it will spend approximately $1,300,000 during the fourth quarter of the fiscal year ending February 28, 2002 and that it will spend an aggregate amount of approximately $3,900,000 during the first three quarters of the fiscal year ending February 28, 2003. The Company estimates that ninety percent (90%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the third quarter of the fiscal year ending February 28, 2003. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 17 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

      After being removed from listing on the NASD Over-the-Counter Bulletin Board ("OTCBB") on July 25, 2000, the Company's Common Stock began trading once again on the OTCBB on October 15, 2001. A public trading market having the characteristic of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. There can be no assurance that the market will provide significant liquidity for the Company's Common Stock. As a result, an investment in the Company's Common Stock may be highly illiquid. Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

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


                                    BURZYNSKI RESEARCH INSTITUTE, INC.
                                    ---------------------------------------
                                               (Registrant)


Date:  January 11, 2002             By: /s/ Stanislaw R. Burzynski
                                        -----------------------------------
                                         Stanislaw R. Burzynski, President,
                                         Secretary, Treasurer (Chief Financial
                                         Officer) and Chairman of the Board of
                                         Directors