Form 10KSB
period 2002-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2002-05-29
CIK 724445

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      [X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 28, 2002

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

                        Commission file number 000-23425

                       BURZYNSKI RESEARCH INSTITUTE, INC.
                 (Name of small business issuer in its charter)

              Delaware                                 76-0136810
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      9432 Old Katy Road, Suite 200
             Houston, Texas                                   77055
  (Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (713) 335-5697

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year:  $3,000.

      As of May 14, 2002, 131,388,444 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,218,712 based on the last reported sales price on May 10, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Documents incorporated by reference: None.

      Transitional Small Business Disclosure Format (Check One): Yes __; No  X
                                                                           -----

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-KSB

                       FISCAL YEAR ENDED FEBRUARY 28, 2002

                                TABLE OF CONTENTS


PART I.......................................................................3

ITEM 1.  DESCRIPTION OF BUSINESS.............................................3
ITEM 2.  DESCRIPTION OF PROPERTY............................................16
ITEM 3.  LEGAL PROCEEDINGS..................................................16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................16

PART II.....................................................................17

ITEM 5.  MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....17
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..............................................18
ITEM 7.  FINANCIAL STATEMENTS...............................................19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................19

PART III....................................................................20

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................20
ITEM 10. EXECUTIVE COMPENSATION.............................................21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....22
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...................................24

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

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

      The Burzynski Research Institute, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name "Antineoplastons." The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services ("FDA") or anywhere in the world. In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico. The Company currently manufactures Antineoplastons solely for the use of Stanislaw R. Burzynski, M.D., Ph.D. ("Dr. Burzynski") in clinical research.

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

      As of May 21, 2002, six of the clinical trials have reached a Milestone. These are:

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

      The results of the Protocols BT-09, BT-11, BT-13, BT-15 and BT-18 are set forth below (as of May 21, 2002).

     ---------------------------------------------------------------------------------------------------------------------------
                                                             Patients         Patients        Patients          Patients
                                                             showing          showing         showing             with
         Protocol           Patients        Evaluable        Complete         Partial         Stable           Progressive
         Number             Accrued         Patients         Response         Response        Disease            Disease
     ---------------------------------------------------------------------------------------------------------------------------
         BT-9               20              14               3 (21.43%)       4 (28.57%)      6 (42.86%)        1 (7.14%)
     ---------------------------------------------------------------------------------------------------------------------------
         BT-11              26              19               3 (15.79%)       4 (21.05%)      5 (26.32%)        7 (36.84%)
     ---------------------------------------------------------------------------------------------------------------------------
         BT-13              10              8                3 (37.5%)        2 (25%)         3 (37.5%)         0 (0%)
     ---------------------------------------------------------------------------------------------------------------------------
         BT-15              23              17               3 (17.65%)       2 (11.76%)      6 (35.29%)        6 (35.29%)
     ---------------------------------------------------------------------------------------------------------------------------
         BT-18              14              11               3 (27.27%)       1 (9.09%)       2 (18.18%)        5 (45.45%)
     ---------------------------------------------------------------------------------------------------------------------------


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

      Notwithstanding the response results of the trials that have reached a Milestone, management believes it is likely that the FDA may require that additional clinical trials based upon such protocols be conducted by an institution not affiliated with the Company or Dr. Burzynski before advising that an NDA filing is warranted. In addition, the FDA has indicated it will not accept the data generated by the Phase II Study according to Protocol CAN-1 because the trial was partially retrospective. At the present time the Company cannot predict when the Company will submit an NDA to the FDA, nor can the Company estimate the number or type of additional trials the FDA may require. Further, there can be no assurance that an NDA for Antineoplastons, as a treatment for cancer, will ever be approved by the FDA.

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

ACTIVE PHASE II CLINICAL TRIALS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Number of
                                                                                                     Number of      Patients who
 Title of                             Subject of Protocol and Date                                   Persons      may Participate
 Protocol                                 (as of May 21, 2002)                                       Enrolled       in the Study

-----------------------------------------------------------------------------------------------------------------------------------
AD-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF         3               40
                    THE ADRENAL GLAND; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BL-2                PHASE II STUDY OF ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS WITH CARCINOMA OF
                    THE BLADDER; .Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.                     4               40
-----------------------------------------------------------------------------------------------------------------------------------
BR-10               PROTOCOL FOR RANDOMIZED CONTROLLED TRIAL COMPARING METHOTREXATE TREATMENT            8               40
                    ALONE TO THE COMBINATION OF METHOTREXATE AND ANTINEOPLASTON A10; Revised
                    4/12/97; Revised 7/28/97.
-----------------------------------------------------------------------------------------------------------------------------------
BR-12               PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS WITH CARCINOMA OF      18               40
                    THE BREAST; Revised 7/20/96; Revised 4/29/97.
-----------------------------------------------------------------------------------------------------------------------------------
BR-14               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 CAPSULES IN PATIENTS WITH             7               40
                    ADVANCED BREAST CANCER; 8/26/96; Revised 12/10/96; Revised 4/12/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-6                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN CHILDREN WITH            9               40
                    HIGH GRADE GLIOMA; March 1996.
-----------------------------------------------------------------------------------------------------------------------------------
BT-7                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH GLIOBLASTOMA        37               40
                    MULTIFORME; March 1996.
-----------------------------------------------------------------------------------------------------------------------------------
BT-8                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ANAPLASTIC          12               40
                    ASTROCYTOMA; Revised 4/14/97; Revised 9/15/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-9                PHASE II STUDY OF ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS WITH BRAIN TUMORS;      20               40
                    Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-10               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH BRAIN TUMORS;       13               40
                    Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-11               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH BRAIN STEM          26               40
                    GLIOMA; Revised 5/15/96; Revised 7/11/96; Revised 9/28/96; Revised 5/10/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-12               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH PRIMITIVE
                    NEUROECTODERMAL TUMORS; (PNET) Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.   10               40
-----------------------------------------------------------------------------------------------------------------------------------
BT-13               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN  WITH LOW GRADE
                    ASTROCYTOMA; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97; Revised 9/5/97.     10               40
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Number of
                                                                                                     Number of      Patients who
 Title of                             Subject of Protocol and Date                                   Persons      may Participate
 Protocol                                 (as of May 21, 2002)                                       Enrolled       in the Study

-----------------------------------------------------------------------------------------------------------------------------------
BT-14               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH RHABDOID             3               40
                    TUMOR OF THE CENTRAL NERVOUS SYSTEM; Revised 5/17/96; Revised 7/11/96;
                    Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-15               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS WITH                23               40
                    ANAPLASTIC ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97;
                    Revised 9/5/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-16               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS WITH LOW             6               40
                    GRADE ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-17               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS WITH                10               40
                    OLIGODENDROGLIOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-18               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS WITH MIXED         14               40
                    GLIOMA; Revised 7/26/96; Revised 10/4/96; Revised 12/9/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-19               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH NEUROFIBROMA         3               40
                    AND SCHWANNOME; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-20               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS WITH               39               40
                    GLIOBLASTOMA MULTIFORME; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-21               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS WITH PRIMARY       28               40
                    MALIGNANT BRAIN TUMORS; Partially Amended, pg. 9/5/95; Revised 9/10/96;
                    Revised 4/14/97; Revised 8/25/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-22               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH PRIMARY              5               40
                    MALIGNANT BRAIN TUMORS; Partially Amended, pg. 11/5/97; Revised 4/14/97;
                    Revised 9/10/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-23               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN CHILDREN WITH            8               40
                    VISUAL PATHWAY GLIOMA; 5/22/96; Revised 11/18/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-24               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH            9               40
                    EPENDYMOMA; 5/15/96; Revised 11/18/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-25               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH            1               40
                    CRANIOPHARYNGIOMA; 5/15/96; Revised 11/18/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-26               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH            1               40
                    CHOROID PLEXUS NEOPLASM; 5/15/96; Revised 11/18/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-27               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH            1               40
                    GERM CELL TUMOR OF THE BRAIN; 5/15/96; Revised 11/18/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
BT-28               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH            2               40
                    MENINGIOMA; 5/17/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Number of
                                                                                                     Number of      Patients who
 Title of                             Subject of Protocol and Date                                   Persons      may Participate
 Protocol                                 (as of May 21, 2002)                                       Enrolled       in the Study

-----------------------------------------------------------------------------------------------------------------------------------
CAN-1               PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH REFRACTORY         133              133
                    MALIGNANCIES; Revised 7/11/96.
-----------------------------------------------------------------------------------------------------------------------------------
CO-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH                     13               40
                    ADENOCARCINOMA OF THE COLON; Revised 7/9/96; Revised 9/7/96; (RE2 was added to this Protocol) Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
CO-3                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 CAPSULES IN PATIENTS WITH             9               40
                    ADENOCARCINOMA OF THE COLON; Revised 8/12/96; Revised 12/21/96.
-----------------------------------------------------------------------------------------------------------------------------------
ES-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH                      8               40
                    ADENOCARCINOMA OF THE ESOPHAGUS; Revised 7/9/96; Revised 9/10/96; Revised
                    10/30/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
HB-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH                      0               40
                    HEPATOBLASTOMA; Revised 7/8/96; Revised 9/10/96; Revised 3/2/97; Revised
                    4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
HE-2                PHASE II STUDY OF ANTINEOPLASTON A10 IN PATIENTS WITH PRIMARY LIVER CANCER;          3               40
                    Origination dated 2/12/97; Revised 5/28/97.
-----------------------------------------------------------------------------------------------------------------------------------
HN-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF         7               40
                    THE HEAD AND NECK; Revised 7/9/96; Revised 9/10/96; Revised 11/6/96; added
                    Children's Informed Consent, Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LA-3                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH                     17               40
                    ADENOCARCINOMA OF THE LUNG; Revised 7/20/96; Revised  9/28/96; Revised
                    4/14/97; Revised 6/26/97.
-----------------------------------------------------------------------------------------------------------------------------------
LA-4                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH LARGE CELL,          9               40
                    UNDIFFERENTIATED CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96;
                    Revised 12/11/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LA-5                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH BRONCHIAL            4               40
                    ALVEOLAR CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised
                    12/11/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LA-6                PHASE II STUDY OF ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS WITH SQUAMOUS CELL       6               40
                    CARCINOMA OF THE LUNG; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LA-7                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS  WITH SMALL CELL          3               40
                    CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LA-10               PHASE II STUDY OF  ANTINEOPLASTON  A10 AND AS21 CAPSULES IN PATIENTS WITH NON        9               40
                    SMALL CELL LUNG CANCER; Revised 8/12/96; Revised 9/9/96; Revised 12/9/96.
-----------------------------------------------------------------------------------------------------------------------------------
                    PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S         3               40
LY-3                LYMPHOMA; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Number of
                                                                                                     Number of      Patients who
 Title of                             Subject of Protocol and Date                                   Persons      may Participate
 Protocol                                 (as of May 21, 2002)                                       Enrolled       in the Study

-----------------------------------------------------------------------------------------------------------------------------------
LY-6                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S         30               40
                    LYMPHOMA, LOW GRADE; Revised 6/22/96; Revised 8/12/96; Revised 9/28/96;
                    Revised 10/23/96; Revised 5/11/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-7                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S         12               40
                    LYMPHOMA, INTERMEDIATE GRADE; Revised 6/22/96; Revised 8/12/96; Revised
                    9/28/96; Revised 10/23/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-8                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S          1               40
                    LYMPHOMA, HIGH GRADE; Revised 6/22/96; Revised 5/11/96.
-----------------------------------------------------------------------------------------------------------------------------------
LY-9                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH MANTLE ZONE           5               40
                    LYMPHOMA., Revised 6/22/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-10               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 WITH CHRONIC MYELOGENOUS               0               40
                    LEUKEMIA; Revised 10/4/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-11               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH MYCOSIS               0               40
                    FUNGOIDES SEZARY SYNDROME; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-12               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH PRIMARY               0               40
                    CENTRAL NERVOUS SYSTEM LYMPHOMA; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-13               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH PRIMARY               0               40
                    LYMPHOMA OF THE GASTROINTESTINAL TRACT; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
LY-14               PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 INFUSIONS IN PATIENTS WITH             2               40
                    CHRONIC LYMPHOCYTIC LEUKEMIA; Revised 5/22/96; Revised 9/18/96; Revised
                    12/9/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
MA-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MESOTHELIOMA;        5               40
                    Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
ME-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MALIGNANT           10               40
                    MELANOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
MF-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MALIGNANT            0               40
                    FIBROUS HISTIOCYTOMA; June 1997.
-----------------------------------------------------------------------------------------------------------------------------------
MM-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MULTIPLE             5               40
                    MYELOMA; Revised 7/26/96; Revised 10/2/96.
-----------------------------------------------------------------------------------------------------------------------------------
MW-2                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH                       0               40
                    MACROGLOBULINEMIA  OF WALDESTROM; Revised 7/26/96; Revised 10/4/96; Revised
                    4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
NB-2                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH  NEUROBLASTOMA;       3               40
                    Orig: Dec. 6, 1996; Revised 2/13/97; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Number of
                                                                                                     Number of      Patients who
 Title of                             Subject of Protocol and Date                                   Persons      may Participate
 Protocol                                 (as of May 21, 2002)                                       Enrolled       in the Study

-----------------------------------------------------------------------------------------------------------------------------------
NE-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH                      5               40
                    NEUROENDOCRINE TUMORS; Revised 7/9/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
OV-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF         6               40
                    THE OVARY; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
PA-2                PHASE II STUDY OF  ANTINEOPLASTONS  A10 AND AS21 IN PATIENTS WITH CARCINOMA OF      12               40
                    THE PANCREAS; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
PN-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH PRIMITIVE            1               40
                    NEUROECTODERMAL TUMOR OUTSIDE THE CENTRAL NERVOUS SYSTEM; Orig: Dec. 6, 1996;
                    Revised 2/10/97; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
PR-4                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH                     12               40
                    ADENOCARCINOMA OF THE PROSTATE; Revised 7/5/96; Revised 10/3/96; Revised
                    7/9/97; Revised 10/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
PR-5                PHASE II STUDY OF ADENOCARCINOMA OF THE PROSTATE WITH ANTINEOPLASTON A10 AND        16               40
                    AS21 CAPSULES; Revised 5/16/96; Revised 7/29/96; Revised 10/3/96; Revised
                    10/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
PR-6                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 CAPSULES IN COMBINATION WITH           1               40
                    TOTAL ANDROGEN BLOCKADE IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE;
                    8/1/97; Revised 8/25/97.
-----------------------------------------------------------------------------------------------------------------------------------
PR-7                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN COMBINATION WITH TOTAL            1               40
                    ANDROGEN BLOCKADE IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE.
-----------------------------------------------------------------------------------------------------------------------------------
PR-8                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH  ADENOCARCINOMA       0               40
                    OF THE PROSTATE; Revised 7/5/96; Revised 9/10/96; Revised 4/14/97; Revised
                    10/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
RN-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF        14               40
                    THE KIDNEY, Revised 7/20/96; Revised 9/28/96; Revised 10/25/96; Revised
                    4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
SA-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH SOFT TISSUE         12               40
                    SARCOMA; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
SI-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF         1               40
                    THE SMALL INTESTINE; Revised 7/9/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
ST-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH                      7               40
                    ADENOCARCINOMA OF THE STOMACH; Revised 7/8/96; Revised 9/10/96; Revised
                    4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
UC-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF         8               40
                    THE UTERINE CERVIX AND/OR VULVA; Revised 7/20/96; Revised 9/28/96; Revised
                    4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Number of
                                                                                                     Number of      Patients who
 Title of                             Subject of Protocol and Date                                   Persons      may Participate
 Protocol                                 (as of May 21, 2002)                                       Enrolled       in the Study

-----------------------------------------------------------------------------------------------------------------------------------
UP-2                PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF         6               40
                    AN UNKNOWN PRIMARY; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------
WT-2                PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH WILMS' TUMOR;         2               40
                    Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.
-----------------------------------------------------------------------------------------------------------------------------------


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

      The focal point of the IND is on the general investigational plan and the protocols for specific human studies. The plan is carried out in three phases:
Phase I includes the initial introduction of an investigational new drug into humans and may be conducted in patients or normal volunteer subjects. The studies are closely monitored to determine the metabolism and pharmacologic actions of the drug in humans, the potential side effects and, if possible, to gain early evidence on effectiveness. During Phase I testing, sufficient information about the drug is gathered to design well-controlled, scientifically valid Phase II studies. Phase II includes controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase II studies are controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase III includes expanded controlled and uncontrolled trials and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies usually include anywhere from several hundred to several thousand subjects.

      An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns about issues such as the conduct of the trials as outlined in the IND. After the IND becomes effective, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for informing FDA and clinical investigators immediately of unforeseen serious side effects or injuries. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully by the Company within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

      The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $58,000 per year on environmental compliance matters and expects to spend an additional $80,000 for repairs and upgrades during the year ending February 28, 2003.

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

      Total research and development costs for the fiscal years ended February 28, 2002 and February 28, 2001 were approximately $4,903,000 and $4,356,000, respectively.

INTELLECTUAL PROPERTY

      Since 1984, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the "Patents") have been issued by the United States Patent Office and Patent Offices and Patent Officers of 28 other countries to Dr. Burzynski. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by Amended License Agreement dated April 24, 1989 and Second Amended License Agreement dated March 1, 1990 (collectively, the "License Agreement"). Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the "Territory") to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski's rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the "Royalty Agreement"), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company owns, pursuant to the License Agreement, exclusive rights to eight issued United States Patents and two issued Canadian Patents. The Company has no patents in Mexico. The Company has two pending patent applications in the United States, two pending patent applications in Canada, and one pending patent application in Mexico.

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

      The sixth United States Patent (the "2000 U.S. Patent") covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity. The 2000 U.S. Patent expires on May 14, 2017.

      The seventh United States Patent (the "2001 U.S. Patent") is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate. The 2001 U.S. Patent expires on July 23, 2018.

      The eighth United States Patent (the "2002 U.S. Patent") relates to the synthesis of 4-Phenylbutric Acid. The 2002 U.S. Patent expires on May 21, 2021.

      The two Canadian Patents (the "Canadian Patents") relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, and (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer). The Canadian Patents expire on November 14, 2006 and June 4, 2002, respectively.

      The pending patent applications in the United States relate to the formulation of amino acids and riboflavin useful to reduce toxic effects of cytotoxic chemotherapy and a divisional application to the 2001 U.S. Patent. Should these patents be granted, of which there can be no assurance, they would expire in the years 2021 and 2018, respectively.

      The pending patent applications in Canada relate to Liposomal Antineoplaston Therapy using a "second generation" of Antineoplastons and a treatment regimen for the administration of phenylacetylglutamine. Should these patents be granted, of which there can be no assurance, they would expire in the years 2017 and 2019, respectively.

      The pending patent application in Mexico relates to a treatment regimen for the administration of phenylacetylglutamine. Should this patent be granted, of which there can be no assurance, it would expire in the year 2019.

      The Company also depends upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance upon trade secrets or confidentiality agreements rather than patents.

      The Company's success will depend in part on its ability to enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties in the United States, Canada, and Mexico. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that the Company will develop additional products and methods that are patentable or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company's patents or obtain access to the Company's know-how or that others will not successfully challenge the validity of the Company's patents or be issued patents which may prevent the sale of one or more of the Company's product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company's ability to avoid violating or infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company's other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

EMPLOYEES

      As of May 21, 2002, the Company had 5 employees, all of whom were full-time employees. None of the Company's employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fiscal year ended February 28, 2002.

                                     PART II

ITEM 5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      After being removed from listing on the NASD Over-the-Counter Bulletin Board ("OTCBB") on July 25, 2000, the Company's Common Stock began trading once again on the OTCBB on October 15, 2001. Prior to that date, the Company's Common Stock was trading in the "Grey Market" since July 25, 2000, which involves the trading of a security that is not listed on any stock exchange or quoted on the OTCBB or the National Quotation Bureau's Pink Sheets. A public trading market having the characteristic of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. There can be no assurance that the market will provide significant liquidity for the Company's Common Stock. As a result, an investment in the Company's Common Stock may be highly illiquid. Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

      The following table sets forth high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by Nasdaq Trading and Market Services).

           ------------------------------------------------------
                                          HIGH             LOW
           ------------------------------------------------------
            2000 First Quarter            0.26             0.07
           ------------------------------------------------------

      The following table sets forth high and low sales prices of the shares of Common Stock of the Company for the periods indicated (as reported by Pink Sheets LLC).


           ------------------------------------------------------
                                          HIGH             LOW
           ------------------------------------------------------
            2000 Second Quarter           0.25             0.01
           ------------------------------------------------------
            2000 Third Quarter            0.28125          0.01
           ------------------------------------------------------
            2000 Fourth Quarter           0.15             0.01
           ------------------------------------------------------
            2001 First Quarter            .10              .01
           ------------------------------------------------------
            2001 Second Quarter           .15              .03
           ------------------------------------------------------
            2001 Third Quarter            .15              .03
           ------------------------------------------------------

      The following table sets forth closing high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by Pink Sheets LLC).

           ------------------------------------------------------
                                          HIGH             LOW
           ------------------------------------------------------
            2001 Third Quarter            .07              .02
           ------------------------------------------------------
            2001 Fourth Quarter           .06              .05
           ------------------------------------------------------

      The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      As of May 14, 2002, there were approximately 2,059 holders of record of the Company's Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the financial condition of the Company as of February 28, 2002 and February 28, 2001 and the results of operations for the fiscal years ended February 28, 2002 and February 28, 2001. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

      The Company is primarily engaged as a research and development facility of drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting approximately 72 FDA approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED FEBRUARY 28, 2002 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2001

      Research and development costs were approximately $4,903,000 and $4,356,000 for the fiscal years ended February 28, 2002 and February 28, 2001, respectively. The increase of $547,000, or 13%, was due to an increase in personnel costs of $444,000, an increase in material costs of $217,000, and an increase in other research and development costs of $6,000, all of which were reduced by a decrease in facility and equipment costs of $54,000 and a decrease in consulting and quality control costs of $66,000.

      General and administrative expenses were approximately $239,000 and $166,000 for the fiscal years ended February 28, 2002 and February 28, 2001, respectively. The increase of $73,000, or 44%, was due to an increase in legal and professional fees of $78,000, which was partially reduced by a decrease in other general and administrative expenses of $5,000.

      The Company had net losses of approximately $5,176,000 and $4,593,000 for the fiscal years ended February 28, 2002 and February 28, 2001, respectively. The increase in the net loss from 2001 to 2002 was primarily due to an overall increase in research and development costs of the Company, as described above.

      As of February 28, 2002, the Company had a total stockholders' equity of $34,001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations have been funded entirely by Dr. Burzynski from funds generated from Dr. Burzynski's medical practice. Effective March 1, 1997, the Company entered into a Research Funding Agreement with Dr. Burzynski (the "Research Funding Agreement"), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company's Antineoplaston research for that purpose. Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company's research expenses, including expenses to conduct the clinical trials. Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company's research activities. The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business. Dr.

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

      The Company estimates that it will spend approximately $5,300,000 in the fiscal year ending February 28, 2003. The Company estimates that of this amount, $5,000,000 will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the fiscal year ending February 28, 2003. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 18 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Set forth below are the names, ages and positions of the Company's directors and executive officers, including the directors and executive officers of the Company since March 1, 1997:

           -------------------------------------------------------------------------------------------------
           NAME                                        AGE     OFFICE
           -------------------------------------------------------------------------------------------------
           Stanislaw R. Burzynski, M.D., Ph.D.          59     Director, President, Secretary, and Treasurer
           -------------------------------------------------------------------------------------------------
           Barbara Burzynski, M.D.                      61     Director
           -------------------------------------------------------------------------------------------------
           Michael H. Driscoll, Esq.                    56     Director
           -------------------------------------------------------------------------------------------------
           Carlton Hazlewood, Ph.D.                     66     Director
           -------------------------------------------------------------------------------------------------

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

      Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, the Society of Neuro-oncology and has privileges at Bayou City Medical Center Hospitals located near the Burzynski Research Institute in Houston. He is the author of 172 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 148 patents covering 35 countries for his Antineoplaston treatment. Other groups are working in conjunction with him, including researchers at the University Kurume Medical School in Japan.

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

      CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. Dr. Hazlewood is currently operating his own consulting company, Research Consultant's International, and is president of Petroclean, L.L.C. He is also the owner of Applied Advanced Technology and BRI-IRB of Houston. In addition, Dr. Hazlewood has been employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, when he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazelwood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16(a) - 3(e) during the fiscal year ended February 28, 2002 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

                                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation                      Long-Term Compensation Awards
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Securities
                                                                         Restricted     Underlying                         All
                                  Fiscal                                    Stock       Operations/       LTIP            Other
    Name/Position                  Year         Salary        Bonus        Awards          SARs          Payouts       Compensation
------------------------------------------------------------------------------------------------------------------------------------
Stanislaw R. Burzynski, M.D.,      2000        $348,050        -0-           -0-            -0-            -0-              -0-
Ph.D., President, Secretary and    2001        $87,000         -0-           -0-            -0-            -0-              -0-
Treasurer (1)                      2002           $0           -0-           -0-            -0-            -0-              -0-
------------------------------------------------------------------------------------------------------------------------------------
Robert Waldbillig,                 2000        $100,000        -0-           -0-            -0-            -0-              -0-
Ph.D., Vice President of           2001        $103,333        -0-           -0-            -0-            -0-              -0-
Research                           2002        $110,512        -0-           -0-            -0-            -0-              -0-
------------------------------------------------------------------------------------------------------------------------------------

      (1) In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.


      DIRECTORS DO NOT RECEIVE ANY COMPENSATION FOR SERVING AS DIRECTORS;] HOWEVER, DIRECTORS ARE REIMBURSED FOR ALL ORDINARY AND NECESSARY EXPENSES INCURRED IN ATTENDING MEETINGS OF THE BOARD OF DIRECTORS OR OTHERWISE INCURRED IN THEIR CAPACITY AS DIRECTORS. IN ADDITION, ANY DIRECTOR ALSO SERVING AS A DIRECTOR OF THE IRB, THE INDEPENDENT REVIEW BOARD FOR THE COMPANY'S CLINICAL TRIALS DESIGNATED ACCORDING TO FEDERAL REGULATIONS, IS COMPENSATED BY THE IRB APPROXIMATELY $1,200 ANNUALLY FOR SERVING AS A DIRECTOR OF THE IRB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 14, 2002, the number of outstanding shares of Common Stock (the Company's only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

-----------------------------------------------------------------------------------------------------------------------------
TITLE OF CLASS             NAME AND ADDRESS OF                     AMOUNT AND NATURE OF             PERCENT OF CLASS (1)
                           BENEFICIAL OWNER                        BENEFICIAL OWNER
-----------------------------------------------------------------------------------------------------------------------------
Common Stock               Stanislaw R. Burzynski, M.D., Ph.D            106,444,190 shares                    81.01%
                           9432 Old Katy Road, Suite 200
                           Houston, Texas 77055
-----------------------------------------------------------------------------------------------------------------------------
Common Stock               Barbara Burzynski, M.D.
                           9432 Old Katy Road, Suite 200
                           Houston, Texas 77055                          106,444,190 shares                    81.01%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock               Michael H. Driscoll, Esq.
                           9432 Old Katy Road, Suite 200
                           Houston, Texas 77055                             570,000 shares                      0.43%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock               Carlton Hazlewood
                           9432 Old Katy Road, Suite 200
                           Houston, Texas 77055                               0 shares                          0.00%
-----------------------------------------------------------------------------------------------------------------------------
Common Stock               All Current Directors and Executive               107,014,190                       81.45%
                           Officers as a group
-----------------------------------------------------------------------------------------------------------------------------

(1) Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 14, 2002. Certain shares are deemed beneficially owned by more than one person listed in the table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Dr. Burzynski is the President, Secretary, Treasurer and Chairman of the Board of the Company, as well as the beneficial owner of 81.01% of the Company's outstanding Common Stock. Since 1983, Dr, Burzynski has personally funded and supported the Company's operations pursuant to various agreements with the Company out of funds generated from his medical practice.

LICENSE AGREEMENT

      The Company entered into the License Agreement with Dr. Burzynski which gives the Company the exclusive right in the Territory (composed of the United States, Canada and Mexico) to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all of his rights, title and interests in Antineoplastons in the treatment and diagnosis of cancer, including but not limited to any patent rights which may be granted in these countries. The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition if filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company's securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds. Amendments to the License Agreement on April 24, 1984 and on March 1, 1990 granted Dr. Burzynski the limited right to manufacture, use, and exploit Antineoplastons in the Company's exclusive territory solely for the purpose of enabling Dr. Burzynski to treat patients in his medical practice until such date that the FDA may approve the sale of Antineoplastons for the treatment of cancer in the United States.

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

ROYALTY AGREEMENT

      The Company and Dr. Burzynski entered into the Royalty Agreement, pursuant to which Dr. Burzynski agreed to act as the principal clinical investigator of the clinical trials necessary for obtaining FDA approval for interstate marketing of Antineoplastons. The Company and Dr. Burzynski agreed that in the event the Company receives FDA approval for interstate marketing and distribution, of which there can be no assurance, the Company shall pay Dr. Burzynski a royalty of 10% (ten percent) of the Company's gross income, which royalty shall be paid on all gross receipts from all future sales, distributions and manufacture of Antineoplastons.

      Pursuant to the Royalty Agreement, Dr. Burzynski retains the right to either (i) produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients, at any one time, without paying any fees to the Company or (ii) purchase from the Company Antineoplaston products to treat up to 1,000 patients, at any one time, at a price equal to cost plus 10% (ten percent). Dr. Burzynski has the right to lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price. The Royalty Agreement further provides that the Company will have the right, when and if Antineoplastons are approved for use and sale by the FDA, to
(i) produce all Antineoplaston products to be sold or distributed in the United States, Canada and Mexico for the treatment of cancer and (ii) to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at terms and rates competitive with those available in the real estate market at that time, provided that Dr. Burzynski does not need the facility for his use.

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

24    Power of Attorney (Included with the Signature Page)

      There were no reports on Form 8-K filed by the Company during the last quarter of fiscal year ended February 28, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Burzynski Research Institute, Inc.


                                      By: /s/ Stanislaw R. Burzynski
                                         -------------------------------
                                          Stanislaw R. Burzynski, President,
                                          Secretary, Treasurer (Chief Financial
                                          Officer) and Chairman of the
                                          Board of Directors

Date:  May 28, 2002

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


/s/ Stanislaw R. Burzynski
-----------------------------------------------
Stanislaw R. Burzynski                                      Date:  May 28, 2002
President, Secretary, Treasurer (Chief
Financial Officer), and Chairman of the
Board and Directors

/s/ Barbara Burzynski
-----------------------------------------------
Barbara Burzynski                                           Date:  May 28, 2002
Director


/s/ Michael H. Driscoll
-----------------------------------------------
Michael H. Driscoll                                         Date:  May 28, 2002
Director


/s/ Carlton Hazlewood
-----------------------------------------------
Carlton Hazlewood                                           Date:  May 28, 2002
Director

                       BURZYNSKI RESEARCH INSTITUTE, INC.


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                           FEBRUARY 28, 2002 AND 2001

                                    CONTENTS

                                                                           Page

Independent Auditor's Report................................................F-3

Balance Sheets..............................................................F-4

Statements of Operations....................................................F-5

Statements of Stockholders' Equity..........................................F-6

Statements of Cash Flows....................................................F-7

Notes to Financial Statements...............................................F-8

                          Independent Auditor's Report



To the Board of Directors and Stockholders of Burzynski Research Institute, Inc.


We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Fitts, Roberts & Co., P.C.

May 24, 2002
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.
BALANCE SHEETS
FEBRUARY 28, 2002 AND 2001

================================================================================

                                                                                        2002                   2001
                                                                                    ------------           ------------
ASSETS

Current assets

    Cash and cash equivalents (Note 1)                                              $     22,585           $      7,244
                                                                                    ------------           ------------
          Total current assets                                                            22,585                  7,244

Property and equipment, net of accumulated depreciation
  and amortization (Notes 1,3 and 5)                                                      69,252                105,864

Other assets                                                                                  --                    600
                                                                                    ------------           ------------

          Total assets                                                              $     91,837           $    113,708
                                                                                    ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Current portion of capital lease obligations (Note 5)                           $         --           $        757
    Accounts payable                                                                      11,366                 27,303
    Accrued liabilities                                                                   46,470                 57,006
                                                                                    ------------           ------------

        Total current liabilities                                                         57,836                 85,066

Capital lease obligation, less current portion (Note 5)                                       --                     --
                                                                                    ------------           ------------

        Total liabilities                                                                 57,836                 85,066

Commitments and contingencies (Note 8)

Stockholders' equity

    Common stock, $.001 par value; 200,000,000 shares authorized,
      131,388,444 shares issued and outstanding                                          131,389                131,389
    Additional paid-in capital                                                        52,160,847             46,979,684
    Discount on common stock                                                                (100)                  (100)
    Retained deficit                                                                 (52,258,135)           (47,082,331)
                                                                                    ------------           ------------

        Total stockholders' equity                                                        34,001                 28,642
                                                                                    ------------           ------------

          Total liabilities and stockholders' equity                                $     91,837           $    113,708
                                                                                    ============           ============


The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

================================================================================

                                                                      2002                  2001
                                                                  -----------           -----------
Revenue
     Other income                                                 $     3,000           $     1,062

Operating expenses
    Research and development (Notes 1 and 2)                        4,903,196             4,356,433
    General and administrative                                        238,621               165,705
    Depreciation (Notes 1 and 3)                                       36,874                69,737
                                                                  -----------           -----------
        Total operating expenses                                    5,178,691             4,591,875
                                                                  -----------           -----------
    Net loss before provision for taxes                            (5,175,691)           (4,590,813)

Provision for income tax (Notes 1 and 6)                                  113                 2,052
                                                                  -----------           -----------
     Net loss                                                     $(5,175,804)          $(4,592,865)
                                                                  ===========           ===========



Earnings per share information:
Basic and diluted
   (Loss) per common share                                        $   (0.0394)          $   (0.0350)
                                                                  ===========           ===========


The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

================================================================================

                                                                              Additional       Discount on
                                                              Common           Paid-in            Common            Retained
                                                              Stock            Capital            Stock              Deficit
                                                           ------------      ------------      ------------       ------------
Balance February 29, 2000                                  $    131,389      $ 42,343,748      $       (100)      $(42,489,466)

    Cash contributed by S.R. Burzynski M.D., Ph.D                    --           671,000                --                 --

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D                                     --         3,964,936                --                 --

    Net loss                                                         --                --                --         (4,592,865)
                                                           ------------      ------------      ------------       ------------
Balance February 28, 2001                                       131,389        46,979,684              (100)       (47,082,331)

    Cash contributed by S.R. Burzynski M.D., Ph.D                    --           699,000                --                 --

    FDA clinical trial expenses paid directly by
      S.R. Burzynski M.D., Ph. D                                     --         4,482,163                --                 --

    Net loss                                                         --                --                --         (5,175,804)
                                                           ------------      ------------      ------------       ------------
Balance February 28, 2002                                  $    131,389      $ 52,160,847      $       (100)      $(52,258,135)
                                                           ============      ============      ============       ============





The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

================================================================================

                                                                                2002                 2001
                                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $(5,175,804)         $(4,592,865)
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation                                                             36,874               69,737
        FDA clinical trial expenses paid directly by
           S.R. Burzynski M.D., Ph. D                                         4,482,163            3,964,936
    Decrease in
        Other assets                                                                600                3,755
    Increase (decrease) in
        Accounts payable                                                        (15,937)             (20,848)
        Accrued liabilities                                                     (10,536)             (80,809)
                                                                            -----------          -----------
  NET CASH (USED) IN OPERATING ACTIVITIES                                      (682,640)            (656,094)

CASH FLOWS FROM  INVESTING ACTIVITIES
    Purchases of property and equipment                                            (262)              (5,463)
                                                                            -----------          -----------

  NET CASH (USED) IN INVESTING ACTIVITIES                                          (262)              (5,463)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt                                                       --               (5,461)
    Payments on capital lease obligations                                          (757)             (16,837)
    Additional paid-in capital                                                  699,000              671,000
                                                                            -----------          -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                     698,243              648,702
                                                                            -----------          -----------
  NET INCREASE (DECREASE) IN CASH                                                15,341              (12,855)

CASH AT BEGINNING OF YEAR                                                         7,244               20,099
                                                                            -----------          -----------
  CASH AT END OF YEAR                                                       $    22,585          $     7,244
                                                                            ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash Paid During the Year For:
        Income taxes                                                        $    13,413          $    22,602
        Interest                                                            $    88,358          $    93,629



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

      BRI's administrative offices are located in Houston, Texas; its research and production facilities in Stafford, Texas. The Company operates primarily as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. Segment information is not presented since all of the Company's operations are attributed to a single reportable segment. The Company has had no significant revenue from external sources. BRI is currently conducting clinical trials on various antineoplastons in accordance with FDA regulations, however, at this time none of the antineoplaston drugs have received FDA approval; further, there can be no assurance FDA approval will be granted.

      ECONOMIC DEPENDENCY

      BRI has generated no significant revenues since its inception. As of February 28, 2002, the Company had a working capital deficit of approximately $35,000 and accumulated deficit of approximately $52,300,000. For the years ended February 28, 2002 and 2001 the Company incurred losses of approximately $5,176,000 and $4,593,000, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


1. BACKGROUND, BASIS OF PRESENTATION, ECONOMIC DEPENDENCY AND SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

      Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

      BRI is economically dependent on its funding from Dr. Burzynski through his medical practice. Approximately one-third of Dr. Burzynski's patients are admitted and treated as part of the clinical trial programs which are regulated by the FDA. The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at anytime by the FDA. These regulations are complex and subject to interpretation and though it is management's intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

      In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice. The risks associated with Dr. Burzynski's medical practice directly affect his ability to fund the operations of BRI.

      It is the intention of the directors and management to seek additional capital through the sale of securities. The proceeds from such sales will be used to fund BRI's operating deficit until it achieves positive operating cash flow. However, there can be no assurance that the Company will be able to raise such additional capital.

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

      The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company's securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds.

      Under the License Agreement, the Company currently owns exclusive rights to eight (8) issued United States Patents and two (2) issued Canadian Patents. The Company has no patents in Mexico. The Company has two (2) pending patent applications in the United States, two (2) pending patent applications in Canada and one (1) in Mexico.

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

      The seventh United States Patent (the "2001 U.S. Patent") is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate. The 2001 U.S. Patent expires on July 23, 2018.

      The eighth United States Patent (the "2002 U.S. Patent" relates to the synthesis of 4-Phenylburtric Acid. The 2002 U.S. Patent expires on May 21, 2021.

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

      OTHER RELATED PARTY TRANSACTIONS

      Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and BRI, however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building, in addition, the Royalty agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in note 5. In addition, Dr. Burzynski's medical clinic performs certain administrative functions such as accounting, and allows BRI the use of some office space at no charge to the Company. In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by BRI for his services. Compensation for Dr. Burzynski's services charged to BRI for the fiscal years ended February 2002 and 2001 was $-0- and $87,000, respectively.

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


                                                     2002           2001
                                                ------------    -------------

      Capital contributed                       $    699,000    $     671,000
      Clinical trial costs paid direct          $  4,482,163    $   3,964,936



3.    PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following as of February 28th:

                                             ESTIMATED
                                            USEFUL LIVES                    2002               2001
                                          -----------------            ------------         ------------
     Production equipment                    5 - 10 years              $  3,314,342         $  3,314,342
     Leasehold improvements                 5 - 31.5 years                1,543,490            1,543,490
     Furniture and equipment                 5 - 10 years                   619,306              619,044
     Equipment under capital lease            4 - 5 years                   288,943              288,943
                                                                       ------------         ------------
     Total property and equipment                                         5,766,081            5,765,819

     Accumulated depreciation
       and amortization                                                  (5,696,829)          (5,659,955)
                                                                       ------------         ------------

                                                                       $     69,252         $    105,864
                                                                       ============         ============

      Depreciation and amortization expense for the years ended February 28, 2002, and 2001 was $36,874 and $69,737, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


4.    EMPLOYEE BENEFITS:

      The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance. The Company pays 100% of the cost for its employees and 50% of any dependent coverage. The plan has a $200 deductible and a maximum lifetime benefit of $1,000,000 per covered participant. Due to stop-loss insurance, benefits payable by the Company are limited to $12,500 per person during the policy year. The Company charged to operations a provision of $218,662 for 2002 and $215,111 for 2001, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.



5.    LEASE COMMITMENTS:

      The Company leases certain equipment under agreements, which are classified as capital leases. Cost and accumulated depreciation related to these leased assets are as follows:


                                                  2002               2001
                                               ---------         ---------

      Equipment                                $ 288,943         $ 288,943
      Accumulated depreciation                  (287,276)         (286,701)
                                               ---------         ---------

                Equipment (Net)                $   1,667         $   2,242
                                               =========         =========


      Only one lease remained payable at February 28, 2001, and its balance was paid off as of April 2001.

      The Company leases certain equipment under agreements which are classified as operating leases. Rent expense incurred under these leases was approximately $5,744 and $20,089 for the years ended February 28, 2002, and 2001, respectively. All lease agreements are on a month-to-month basis.

      In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement, however, the facility's costs are included in the accompanying financial statements. Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, property taxes and building depreciation. Interest, property taxes and building depreciation totaled $146,395 and $153,086 for 2002 and 2001, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued



6.    INCOME TAXES:

      The actual income tax benefit attributable to the Company's losses for the years ended February 28, 2002 and 2001 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

                                                         2002                   2001
                                                      -----------           -----------
      Expected benefit                                $(1,759,735)          $(1,560,876)
      Nondeductible expenses                                   --                    47
      Other adjustments                                    (8,428)              (23,589)
      Taxed directly to Dr. Burzynski                   1,761,595             1,576,218
      Change in valuation allowance                         6,568                 8,200
      Texas franchise tax, based on income                    113                 2,052
                                                      -----------           -----------

      Income tax expense                              $       113           $     2,052
                                                      ===========           ===========

      The components of the Company's deferred income tax assets as of February 28, 2002 and 2001 are as follows:

                                                        2002                 2001
                                                     ---------            ---------
      Deferred tax assets:

      Net operating loss carryforwards               $ 330,124            $ 323,557
      Excess book depreciation                          66,590               71,080
      Accrued expenses                                   5,306                9,219
      Investment tax credit carryforwards                   --                4,458
      Alternative minimum tax credit
        carryforwards                                   42,603               42,603
                                                     ---------            ---------

      Total deferred tax assets                        444,623              450,917
      Less valuation allowance                        (444,623)            (450,917)
                                                     ---------            ---------

      Net deferred tax assets                        $      --            $      --
                                                     =========            =========

BURZYNSKI RESEARCH INSTITUTE, INC.
NOTES TO FINANCIAL STATEMENTS - continued


6.    INCOME TAXES: - CONTINUED

      The Company's ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a valuation allowance for the total deferred tax assets has been provided.

      The Company has net operating loss carryforwards available to offset future income in the amount of $970,952 as of February 28, 2002. The net operating loss carryforwards expire as follows:


                    YEAR ENDING
                 FEBRUARY 28, OR 29,
                 --------------------

                        2008                   $   303,069
                        2011                   $    11,818
                        2012                   $   511,871
                        2013                   $    50,786
                        2020                   $    49,976
                        2021                   $    24,117
                        2022                   $    19,315

      In addition, the Company has alternative minimum tax credit carryforwards of $42,603.


7.    STOCK OPTIONS:

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


7.    STOCK OPTIONS: - CONTINUED

      On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer of the Company. The options vested as follows:

                   400,000 options        September 14, 1996
                   100,000 options              June 1, 1997
                   100,000 options              June 1, 1998

      The options are valid in perpetuity. In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996. None of the options have been exercised as of February 28, 2002.


8.    COMMITMENTS AND CONTINGENCIES AND SUPPLY SOURCE:

      As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski. Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

      The Company produced antineoplaston products to treat approximately 90 patients during the year ended February 28, 2002 and 116 for 2001. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients. There is space available at the current site to expand the facility for increased capacity if necessary.

      The Company received approximately eighty two percent and sixty six percent of the chemicals used in producing antineoplastons from a single supplier during the years ended February 2002 and 2001, respectively. The Company has established an additional vendor to supply these chemicals.

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