Form 10QSB
period 2002-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2002-07-12
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending May 31, 2002

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2002, 131,388,444 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I --  FINANCIAL INFORMATION.............................................3

  Item 1  Management's Discussion and Analysis or Plan of Operation.........10

PART II - OTHER INFORMATION.................................................12

  Item 6.  Exhibits and Reports on Form 8-K.................................12

PART I                            -- FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

                                                                May 31,      February 28,
                                                                 2002           2002
                                                             ------------    ------------
                                                             (Unaudited)

                               ASSETS

Current assets
   Cash and cash equivalents                                 $      4,109    $     22,585
                                                             ------------    ------------
               TOTAL CURRENT ASSETS                                 4,109          22,585

Property and equipment, net of accumulated
      depreciation and amortization, and other assets              65,277          69,252
                                                             ------------    ------------

               TOTAL ASSETS                                  $     69,386    $     91,837
                                                             ============    ============



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                          $     46,172    $     11,366
   Accrued liabilities                                             28,043          46,470
                                                             ------------    ------------
               CURRENT AND TOTAL LIABILITIES                       74,215          57,836
                                                             ------------    ------------

Commitments and contingencies

Stockholders' equity
   Common stock, $.001 par value; 200,000,000 shares
      authorized, 131,388,444 issued and outstanding              131,389         131,389
   Additional paid-in capital                                  53,199,486      52,160,847
   Discount on common stock                                          (100)           (100)
   Retained deficit                                           (53,335,604)    (52,258,135)
                                                             ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY
                  (DEFICIT)                                        (4,829)         34,001
                                                             ------------    ------------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                       $     69,386    $     91,837
                                                             ============    ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                     THREE MONTHS ENDED
                                               ------------------------------
                                                  May 31,          May 31,
                                                   2002             2001
                                               -------------    -------------
Revenue
   Other income                                $        --      $       3,000
                                               -------------    -------------

Operating expenses
   Research and development                        1,015,479        1,296,310
   General and administrative                         57,037          110,501
   Depreciation                                        4,173           11,010
                                               -------------    -------------
               Total operating expenses            1,076,689        1,417,821
                                               -------------    -------------

Net (loss) before income tax                      (1,076,689)      (1,414,821)

Provision for income tax                                 780              113
                                               -------------    -------------

               NET (LOSS)                      $  (1,077,469)   $  (1,414,934)
                                               =============    =============


Earnings per share information:

   Basic and diluted (loss) per common share   $     (0.0082)   $     (0.0108)
                                               =============    =============

   Weighted average number of common
      shares outstanding                         131,388,444      131,388,444
                                               =============    =============



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)


                                                                ADDITIONAL          DISCOUNT ON
                                             COMMON              PAID-IN              COMMON                RETAINED
                                             STOCK               CAPITAL               STOCK                DEFICIT
                                          ------------         ------------         ------------          ------------
Balance, February 28, 2002                     131,389         $ 52,160,847         $       (100)         $(52,258,135)

Cash contributed by S.R
   Burzynski, M.D., Ph.D                          --                130,000                 --                    --

FDA clinical trial expenses
   paid directly by S.R
   Burzynski, M.D., Ph.D                          --                908,639                 --                    --

Net loss                                          --                   --                   --              (1,077,469)
                                          ------------         ------------         ------------          ------------

Balance, May 31, 2002                          131,389         $ 53,199,486         $       (100)         $(53,335,604)
                                          ============         ============         ============          ============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                   --------------------------------
                                                                     May 31,              May 31,
                                                                      2002                 2001
                                                                   -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                      $(1,077,469)         $(1,414,934)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                    4,173               11,010
         FDA clinical trial expenses paid directly
            by S.R. Burzynski, M.D., Ph.D                              908,639            1,178,965
   (Increase) decrease in other assets                                    --                   (326)
   Increase (decrease)
      Accounts payable                                                  34,806               30,129
                Accrued liabilities                                    (18,427)              (2,919)
                                                                   -----------          -----------
               NET CASH (USED BY) OPERATING
                  ACTIVITIES                                          (148,278)            (198,075)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Purchase of equipment                                                  (198)                --
                                                                   -----------          -----------
               NET CASH (USED BY) INVESTMENT
                  ACTIVITIES                                              (198)                --

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
      obligations                                                         --                   (757)
   Additional paid-in capital                                          130,000              204,000
                                                                   -----------          -----------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                           130,000              203,243
                                                                   -----------          -----------

NET INCREASE (DECREASE) IN CASH                                        (18,476)               5,168

CASH AT BEGINNING OF PERIOD                                             22,585                7,244
                                                                   -----------          -----------

               CASH AT END OF PERIOD                               $     4,109          $    12,412
                                                                   ===========          ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTES TO CONDENSED FINANCIAL STATEMENTS
BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  A. BASIS OF PRESENTATION

      The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski) within his medical practice, related to the conduct of Federal Drug Administration (FDA) approved clinical trials for antineoplaston drugs used in the treatment of cancer. These expenses have been reported as research and development costs and as additional paid-in capital. Other funds received from Dr. Burzynski have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski's medical practice (unrelated to the clinical trials) have not been included in these financial statements. Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products known as "antineoplastons", which he has licensed to the Company in connection with the treatment and diagnosis of cancer.

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

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2002 and February 28, 2002, and results of operations for the three months May 31, 2002 and 2001, and cash flows for the three months ended May 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

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

BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  C. INCOME TAXES

      The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

                                                                     May 31,                May 31,
                                                                      2002                   2001
                                                                    ---------              ---------
       Expected expense (benefit)                                   $(366,074)             $(481,039)
       Nondeductible expenses and other adjustments                      --                      (24)
       Taxed directly to Dr. Burzynski                                353,137                470,208
       Change in valuation allowance                                   12,937                 10,855
       State franchise tax on income                                      780                    113
                                                                    ---------              ---------

       Provision for income tax                                     $     780              $     113
                                                                    =========              =========


ITEM 1  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following is a discussion of the financial condition of the Company as of May 31, 2002, and the results of operations for the three months ended May 31, 2002 and May 31, 2001. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001

      Research and development costs were approximately $1,015,000 and $1,296,000 for the three months ended May 31, 2002 and 2001, respectively. The decrease of $281,000, or 22%, was due to a decrease in personnel cost of $105,000, a decrease in material costs of $179,000, a decrease in consulting and quality control costs of $18,000, all of which were partially offset by an increase in facility and equipment costs of $13,000 and an increase in other research and development costs of $8,000.

      General and administrative expenses were approximately $57,000 and $110,000 for the three months ended May 31, 2002 and 2001, respectively. The decrease of $53,000, or 48%, was due to a decrease in legal and professional fees of $52,000 and a decrease in other general and administrative expenses of $1,000.

      The Company had net losses of approximately $1,077,000 and $1,415,000 for the three months ended May 31, 2002 and 2001, respectively. The decrease in the net loss from 2001 to 2002 is primarily due to the decrease in research and development costs. As of May 31, 2002, the Company had a total stockholders' deficit of $4,829.

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

Dr. Burzynski pays the full amount of the Company's monthly and annual budgeted expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs. In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as is in the current license between Dr. Burzynski and the Company. Dr. Burzynski has unlimited and free access to all equipment which the Company owns, so long as such use does not conflict with the Company's use of such equipment, including without limitation, to all equipment used in the manufacturing of Antineoplastons used in the clinical trials. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following: (1) any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income, or (2) the net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

      Effective March 1, 2001, the Company and Dr. Burzynski extended the term of the Research Funding Agreement until March 1, 2002, with an automatic renewal for two additional one-year terms, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement is currently extended until March 1, 2003.

      The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

      The Company estimates that it will spend an aggregate amount of approximately $3,675,000 during the last three quarters of the fiscal year ending February 28, 2003 and that it will spend approximately $1,100,000 during the first quarter of the fiscal year ending February 28, 2004. The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the first quarter of the fiscal year ending February 28, 2004. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 18 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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


                                      BURZYNSKI RESEARCH INSTITUTE, INC.
                                      ----------------------------------------
                                                  (Registrant)


Date:  July 10, 2002                  By: /s/ STANISLAW R. BURZYNSKI
                                          ------------------------------------
                                              Stanislaw R. Burzynski,
                                              President,  Secretary, Treasurer
                                              (Chief Financial Officer) and
                                              Chairman of the Board of
                                              Directors