Form 10QSB
period 2002-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2002-10-15
CIK 724445

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


                    For the quarterly period ending August 31, 2002

| |    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                    For the transition period from              to
                                                   ------------    -------------

                    Commission file number             000-23425
                                           -------------------------------------

                       Burzynski Research Institute, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                 76-0136810
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes | | No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2002, 131,388,444 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes | |   No |X|

                                        BURZYNSKI RESEARCH INSTITUTE, INC.

                                                    FORM 10-QSB

                                                 TABLE OF CONTENTS



                                                                                                           PAGE NO.
                                                                                                           --------
PART I --  FINANCIAL INFORMATION..................................................................................3

   Item 1  Management's Discussion and Analysis or Plan of Operation.............................................10

   Item 3  Controls and Procedures...............................................................................12

PART II -- OTHER INFORMATION.....................................................................................12

   Item 6.  Exhibits and Reports on Form 8-K.....................................................................12


                                  PART I -- FINANCIAL INFORMATION


CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.



                                                                          August 31,               February 28,
                                                                             2002                      2002
                                                                             ----                      ----
                                                                         (Unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents                                            $          8,487        $         22,585
                                                                        ----------------        ----------------
               TOTAL CURRENT ASSETS                                                8,487                  22,585

Property and equipment, net of accumulated
      depreciation and amortization, and other assets                             60,450                  69,252
                                                                        ----------------       -----------------

               TOTAL ASSETS                                              $        68,937        $         91,837
                                                                         ===============        ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                      $        21,454         $        11,366
   Accrued liabilities                                                            32,054                  46,470
                                                                        ----------------        ----------------
               CURRENT AND TOTAL LIABILITIES                                      53,508                  57,836
                                                                        ----------------        ----------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock, $.001 par value; 200,000,000 shares
      authorized, 131,388,444 issued and outstanding                             131,389                 131,389
   Additional paid-in capital                                                 54,234,797              52,160,847
   Discount on common stock                                                         (100)                   (100)
   Retained deficit                                                          (54,350,657)            (52,258,135)
                                                                         ---------------         ---------------
               TOTAL STOCKHOLDERS' EQUITY                                         15,429                  34,001
                                                                         ---------------         ---------------

               TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                   $        68,937         $        91,837
                                                                         ===============         ===============




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)



                                                 Three Months Ended                     Six Months Ended
                                            ------------------------------        ------------------------------
                                              August 31,       August 31,           August 31,       August 31,
                                                 2002             2001                 2002             2001
                                                ------           ------               ------           ------
Revenue
   Other income                              $       -        $       -            $       -        $      3,000
                                             ------------     ------------         ------------     ------------

Operating expenses
   Research and development                       945,086        1,233,758            1,960,565        2,530,068
   General and administrative                      65,140           73,320              122,177          183,821
   Depreciation                                     4,827           10,395                9,000           21,405
                                             ------------     ------------         ------------     ------------
               Total operating expenses         1,015,053        1,317,473            2,091,742        2,735,294
                                             ------------     ------------         ------------     ------------

Net (loss) before income tax                   (1,015,053)      (1,317,473)          (2,091,742)      (2,732,294)

Provision for income tax                             -                 270                  780              383
                                             ------------     ------------         ------------     ------------

               NET (LOSS)                    $ (1,015,053)    $ (1,317,743)        $ (2,092,522)    $ (2,732,677)
                                             ============     ============         ============     ============


Earnings per share information:

   Basic and diluted (loss) per
       common share                          $    (0.0077)    $    (0.0100)        $    (0.0159)    $    (0.0208)
                                             ============     ============         ============     ============

   Weighted average number of
      common shares outstanding               131,388,444      131,388,444          131,388,444      131,388,444
                                              ===========      ===========          ===========      ===========











SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)




                                                            Additional          Discount on
                                           Common             Paid-in              Common            Retained
                                            Stock             Capital               Stock            Deficit
                                         -----------        -----------         ------------       ------------

Balance, February 28, 2002                   131,389        $52,160,847         $       (100)      $(52,258,135)

Cash contributed by S.R.
   Burzynski, M.D., Ph.D.                          -            332,000                    -                  -

FDA clinical trial expenses
   paid directly by S.R.
   Burzynski, M.D., Ph.D.                          -          1,741,950                    -                  -

Net loss                                           -                  -                    -         (2,092,522)
                                         -----------        -----------         ------------       ------------

Balance, August 31, 2002                     131,389        $54,234,797         $       (100)      $(54,350,657)
                                         ===========        ===========         ============       ============

















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)



                                                                                        Six Months Ended
                                                                            ---------------------------------------
                                                                               August 31,              August 31,
                                                                                  2002                    2001
                                                                            ---------------         ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                               $  (2,092,522)          $  (2,732,677)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                               9,000                  21,405
         FDA clinical trial expenses paid directly
            by S.R. Burzynski, M.D., Ph.D.                                      1,741,950               2,320,149
   (Increase) decrease in other assets                                                  -                     600
   Increase (decrease)
      Accounts payable                                                             10,088                 (14,820)
      Accrued liabilities                                                         (14,416)                (26,694)
                                                                            ---------------         ---------------
               NET CASH (USED BY) OPERATING
                  ACTIVITIES                                                     (345,900)               (432,037)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Purchase of equipment                                                             (198)                      -
                                                                            ---------------         ---------------
               NET CASH (USED BY) INVESTMENT
                  ACTIVITIES                                                         (198)                      -

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
      obligations                                                                       -                    (757)
   Additional paid-in capital                                                     332,000                 439,000
                                                                            ---------------         ---------------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                                      332,000                 438,243
                                                                            ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                   (14,098)                  6,206

CASH AT BEGINNING OF PERIOD                                                        22,585                   7,244
                                                                            ---------------         ---------------

               CASH AT END OF PERIOD                                        $       8,487           $      13,450
                                                                            ===============         ===============





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

NOTES TO CONDENSED FINANCIAL STATEMENTS
BURZYNSKI RESEARCH INSTITUTE, INC.



NOTE  A.      BASIS OF PRESENTATION

         The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski) within his medical practice, related to the conduct of Federal Drug Administration
         (FDA) approved clinical trials for antineoplaston drugs used in the treatment and diagnosis of cancer. These expenses have been reported as research and development costs and as additional paid-in capital. Other funds received from Dr. Burzynski have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski's medical practice (unrelated to the clinical trials) have not been included in these financial statements. Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products known as "antineoplastons", which he has licensed to the Company.

         The Company and Dr. Burzynski have entered various agreements which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in antineoplaston drugs used in the treatment and diagnosis of cancer, once the drug is approved for sale by the FDA.

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

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2002 and February 28, 2002, and results of operations for the three months and six months ended August 31, 2002 and 2001, and cash flows for the six months ended August 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

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

BURZYNSKI RESEARCH INSTITUTE, INC.


NOTE  C.      INCOME TAXES

         The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

                                                                                      Three Months
                                                                               ------------------------------
                                                                               August 31,          August 31,
                                                                                  2002               2001
                                                                               ----------         -----------
         Expected expense (benefit)                                            $ (345,118)        $ (447,941)
         Nondeductible expenses and other adjustments                                -                (5,944)
         Taxed directly to Dr. Burzynski                                          352,006            455,725
         Change in valuation allowance                                             (6,888)            (1,840)
         State franchise tax on income                                               -                   270
                                                                               ----------         ----------
         Provision for income tax                                              $     -            $      270
                                                                               ==========         ==========


                                                                                         Six Months
                                                                               ------------------------------
                                                                               August 31,          August 31,
                                                                                  2002               2001
                                                                               ----------         -----------
         Expected expense (benefit)                                            $ (711,192)        $ (928,980)
         Nondeductible expenses and other adjustments                                -                (5,968)
         Taxed directly to Dr. Burzynski                                          705,143            925,933
         Change in valuation allowance                                              6,049              9,015
         State franchise tax on income                                                780                383
                                                                               ----------         ----------

         Provision for income tax                                              $      780         $      383
                                                                               ==========         ==========

ITEM 1  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

         The following is a discussion of the financial condition of the Company as of August 31, 2002, and the results of operations for the six months ended August 31, 2002 and August 31, 2001. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

         The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company is currently conducting approximately 72 FDA approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once the drug is approved for sale by the FDA.

RESULTS OF OPERATIONS

         Three Months Ended August 31, 2002 Compared to Three Months Ended August 31, 2001

         Research and development costs were approximately $945,000 and $1,234,000 for the three months ended August 31, 2002 and 2001, respectively. The decrease of $289,000, or 23%, was due to a decrease in personnel cost of $30,000, a decrease in material costs of $175,000, a decrease in facility and equipment costs of $62,000, a decrease in consulting and quality control costs of $18,000, and a decrease in other research and development costs of $4,000.

         General and administrative expenses were approximately $65,000 and $73,000 for the three months ended August 31, 2002 and 2001, respectively. The decrease of $8,000, or 11%, was due to a decrease in legal and professional fees of $21,000, which was partially offset by an increase in other general and administrative expenses of $13,000.

         The Company had net losses of approximately $1,015,000 and $1,318,000 for the three months ended August 31, 2002 and 2001, respectively. The decrease in the net loss from 2001 to 2002 is primarily due to a decrease in research and development costs resulting from decreases in personnel costs, material costs, and facility and equipment costs and a decrease in general and administrative expenses resulting from a decrease in professional fees.

SIX MONTHS ENDED AUGUST 31, 2002 COMPARED TO SIX MONTHS ENDED AUGUST 31, 2001

         Research and development costs were approximately $1,961,000 and $2,530,000 for the six months ended August 31, 2002 and 2001, respectively. The decrease of $569,000, or 23%, was due to a decrease in personnel cost of $135,000, a decrease in material costs of $354,000, a decrease in facility and equipment costs of $49,000 and consulting and quality control costs of $35,000, all of which were partially offset by an increase in other research and development costs of $4,000.

         General and administrative expenses were approximately $122,000 and $184,000 for the six months ended August 31, 2002 and 2001, respectively. The decrease of $62,000, or 34%, was due to a decrease in legal and professional fees of $63,000, which was slightly offset by an increase in other general and administrative expenses of $1,000.

         The Company had net losses of approximately $2,093,000 and $2,733,000 for the six months ended August 31, 2002 and 2001, respectively. The decrease in the net loss from 2001 to 2002 is primarily due to a decrease in research and development costs resulting mainly from decreases in personnel costs, material costs, and facility and equipment costs and a decrease in the general and administrative expenses resulting mainly from decreases in professional fees. As of August 31, 2002, the Company had a total stockholders' equity of $15,429.

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

         The Company estimates that it will spend an aggregate amount of approximately $2,200,000 during the last two quarters of the fiscal year ending February 28, 2003 and that it will spend approximately $2,450,000 during the first two quarters of the fiscal year ending February 28, 2004. The Company estimates that ninety-five (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the

Company's operations at least through the second quarter of the fiscal year ending February 28, 2004. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 18 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

ITEM 3 CONTROLS AND PROCEDURES.
-------------------------------

         As of October 15, 2002, an evaluation was performed, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the principal executive and financial officer (who is the same person), concluded that the Company's disclosure controls and procedures were effective as of October 15, 2002. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these internal controls subsequent to October 15, 2002.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------



         Exhibits
         --------
         3.1        Certificate of Incorporation of the Company, as amended
                    (incorporated by reference from Exhibit 3(i)-(iii) to Form
                    10-SB filed with the Securities and Exchange Commission on
                    November 25, 1997 (File No. 000-23425)).

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

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

         99.2 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

         Reports on Form 8-K
         -------------------
                    None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Burzynski Research Institute, Inc.
                               -------------------------------------------------
                                                 (Registrant)


Date: October 15, 2002         By:  /s/ Stanislaw R. Burzynski
                                   ---------------------------------------------
                                   Stanislaw R. Burzynski, President, Secretary, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors