Form 10QSB
period 2002-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2003-01-14
CIK 724445

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                                       -------------------------
                                                       OMB
                                                       APPROVAL
                                                       OMB Number: 3235-0416
                                                       Expires:  April 30, 2003
                                                       Estimated average burden
                                                       hours per response: 32.00
                                                       -------------------------
(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending November 30, 2002

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    --------------

                        Commission file number   000-23425
                                               -----------------------------

                            BURZYNSKI RESEARCH INSTITUTE, INC.
         (Exact name of small business issuer as specified in its charter)

            DELAWARE                                       76-0136810
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

               9432 OLD KATY ROAD, SUITE 200, HOUSTON, TEXAS  77055
                   (Address of principal executive offices)

                                 (713) 335-5697
                          (Issuer's telephone number)


-----------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)


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

Transitional Small Business Disclosure Format (Check one): Yes / /   No /X/

                       BURZYNSKI RESEARCH INSTITUTE, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I --  FINANCIAL INFORMATION.............................................3

  ITEM 1  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10

  ITEM 3  CONTROLS AND PROCEDURES...........................................12

PART II - OTHER INFORMATION.................................................12

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12

                         PART I -- FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.


                                                                          November 30,           February 28,
                                                                              2002                    2002
                                                                          ------------           -------------
                                                                           (Unaudited)
                                                      ASSETS

Current assets
   Cash and cash equivalents                                            $         18,850         $        22,585
                                                                        ----------------         ---------------
               TOTAL CURRENT ASSETS                                               18,850                  22,585

Property and equipment, net of accumulated
      depreciation and amortization, and other assets                             68,071                  69,252
                                                                        ----------------         ---------------

               TOTAL ASSETS                                             $         86,921         $        91,837
                                                                        ================         ===============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                     $         32,134          $       11,366
   Accrued liabilities                                                            54,977                  46,470
                                                                        ----------------         ---------------
               CURRENT AND TOTAL LIABILITIES                                      87,111                  57,836
                                                                        ----------------         ---------------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
   Common stock, $.001 par value; 200,000,000 shares
      authorized, 131,388,444 issued and outstanding                             131,389                 131,389
   Additional paid-in capital                                                 55,327,763              52,160,847
   Discount on common stock                                                         (100)                   (100)
   Retained deficit                                                          (55,459,242)            (52,258,135)
                                                                        ----------------         ---------------
               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (190)                 34,001
                                                                        ----------------         ---------------

              TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                   $        86,921          $       91,837
                                                                         ===============          ==============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 -----------------------------      ------------------------------
                                                 NOVEMBER 30,     NOVEMBER 30,      NOVEMBER 30,      NOVEMBER 30,
                                                    2002              2001             2002              2001
                                                 ------------     ------------      ------------     -------------
Revenue
   Other income                                  $         -      $         -       $         -      $     3,000
                                                 ------------     ------------      ------------     -------------

Operating expenses
   Research and development                        1,066,936        1,165,258         3,027,501        3,695,326
   General and administrative                         37,984           44,128           160,161          227,949
   Depreciation                                        3,665           10,395            12,665           31,800
                                                 ------------     ------------      ------------     -------------
               Total operating expenses            1,108,585        1,219,781         3,200,327        3,955,075
                                                 ------------     ------------      ------------     -------------

Net (loss) before income tax                      (1,108,585)      (1,219,781)       (3,200,327)      (3,952,075)

Provision for income tax                                   -             (135)              780              248
                                                 ------------     ------------      ------------     -------------

               NET (LOSS)                        $(1,108,585)     $(1,219,646)      $(3,201,107)     $(3,952,323)
                                                 ===========      ============      ============     ============


Earnings per share information:

   Basic and diluted (loss) per
       common share                              $   (0.0084)     $   (0.0093)     $    (0.0244)     $   (0.0301)
                                                 ===========      ============      ============     ============

   Weighted average number of
      common shares outstanding                  131,388,444      131,388,444       131,388,444      131,388,444
                                                 ===========      ============      ============     ============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

                                                              ADDITIONAL          DISCOUNT ON
                                            COMMON             PAID-IN              COMMON            RETAINED
                                             STOCK             CAPITAL               STOCK            DEFICIT
                                           --------           -----------      ---------------      -------------
Balance, February 28, 2002                  131,389           $52,160,847      $         (100)      $(52,258,135)

Cash contributed by S.R.
   Burzynski, M.D., Ph.D.                         -               502,000                   -                  -

FDA clinical trial expenses
   paid directly by S.R.
   Burzynski, M.D., Ph.D.                         -             2,664,916                   -                  -

Net loss                                          -                     -                   -         (3,201,107)
                                           --------           -----------      ---------------      -------------

Balance, November 30, 2002                  131,389           $55,327,763      $         (100)      $(55,459,242)
                                            =======           ===========      ===============      =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

STATEMENTS OF CASH FLOWS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                            -------------------------------------
                                                                            NOVEMBER 30,           NOVEMBER 30,
                                                                                2002                    2001
                                                                            -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                               $ (3,201,107)           $ (3,952,323)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                                             12,665                  31,800
         FDA clinical trial expenses paid directly
            by S.R. Burzynski, M.D., Ph.D.                                     2,664,916               3,395,646
   Decrease in other assets                                                            -                     600
   Increase (decrease)
      Accounts payable                                                            20,768                 (26,016)
      Accrued liabilities                                                          8,507                 (30,761)
                                                                            -------------          --------------
               NET CASH (USED BY) OPERATING
                  ACTIVITIES                                                    (494,251)               (581,054)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Purchase of equipment                                                         (11,484)                   (475)
                                                                            -------------          --------------
               NET CASH (USED BY) INVESTMENT
                  ACTIVITIES                                                     (11,484)                   (475)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital lease
      obligations                                                                      -                    (757)
   Additional paid-in capital                                                    502,000                 579,000
                                                                            -------------          --------------
               NET CASH PROVIDED BY FINANCING
                  ACTIVITIES                                                     502,000                 578,243
                                                                            -------------          --------------

NET (DECREASE) IN CASH                                                            (3,735)                 (3,286)

CASH AT BEGINNING OF PERIOD                                                       22,585                   7,244
                                                                            -------------          --------------

               CASH AT END OF PERIOD                                        $     18,850            $      3,958
                                                                            =============          ==============


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

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2002 and February 28, 2002, and results of operations for the three months and nine months ended November 30, 2002 and 2001, and cash flows for the nine months ended November 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002.

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

BURZYNSKI RESEARCH INSTITUTE, INC.




NOTE  C.      INCOME TAXES

      The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

                                                                                      THREE MONTHS
                                                                            -----------------------------------
                                                                             NOVEMBER 30,        NOVEMBER 30,
                                                                                   2002              2001
                                                                            ---------------      --------------
         Expected expense (benefit)                                         $     (376,919)        $  (414,726)
         Nondeductible expenses and other adjustments                                    -                (656)
         Taxed directly to Dr. Burzynski                                           371,608             416,793
         Change in valuation allowance                                               5,311              (1,411)
         State franchise tax on income                                                   -                (135)
                                                                            ---------------      --------------

         Provision for income tax                                           $            -         $      (135)
                                                                            ===============      ==============

                                                                                         NINE MONTHS
                                                                            -----------------------------------
                                                                             NOVEMBER 30,        NOVEMBER 30,
                                                                                   2002              2001
                                                                            ---------------      --------------
         Expected expense (benefit)                                           $ (1,088,111)      $  (1,343,706)
         Nondeductible expenses and other adjustments                                    -              (6,624)
         Taxed directly to Dr. Burzynski                                         1,076,751           1,342,726
         Change in valuation allowance                                              11,360               7,604
         State franchise tax on income                                                 780                 248
                                                                            ---------------      --------------

         Provision for income tax                                             $        780       $         248
                                                                            ===============      ==============

ITEM 1  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following is a discussion of the financial condition of the Company as of November 30, 2002, and the results of operations for the nine months ended November 30, 2002 and November 30, 2001. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

      Research and development costs were approximately $1,067,000 and $1,165,000 for the three months ended November 30, 2002 and 2001, respectively. The decrease of $98,000, or 8%, was due to decreases in personnel cost of $142,000 and consulting and quality control costs of $23,000, which were partially offset by an increase in material costs of $52,000, an increase in facility and equipment costs of $9,000, and an increase in other research and development costs of $6,000.

      General and administrative expenses were approximately $38,000 and $44,000 for the three months ended November 30, 2002 and 2001, respectively. The decrease of $6,000, or 14%, was due to a decrease in legal and professional fees of $8,000, which was slightly offset by an increase in other general and administrative expenses of $2,000.

      The Company had net losses of approximately $1,109,000 and $1,220,000 for the three months ended November 30, 2002 and 2001, respectively. The decrease in the net loss from 2001 to 2002 is primarily due to a decrease in research and development costs resulting from the decreases in personnel costs and consulting and quality control costs and a decrease in general and administrative expenses resulting from decreases in professional fees.

NINE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 2001

      Research and development costs were approximately $3,028,000 and $3,695,000 for the nine months ended November 30, 2002 and 2001, respectively. The decrease of $667,000, or 18%, was due to a decrease in personnel costs of $277,000, a decrease in material costs of $302,000, a decrease in facility and equipment costs of $39,000 and a decrease in consulting and quality control costs of $59,000, all of which were partially offset by an increase in other research and development costs of $10,000.

      General and administrative expenses were approximately $160,000 and $228,000 for the nine months ended November 30, 2002 and 2001, respectively. The decrease of $68,000, or 30%, was due to a decrease in legal and professional fees of $70,000, which was slightly offset by an increase in other general and administrative expenses of $2,000.

      The Company had net losses of approximately $3,201,000 and $3,952,000 for the nine months ended November 30, 2002 and 2001, respectively. The decrease in the net loss from 2001 to 2002 is primarily due to a decrease in research and development costs related to decreases in personnel costs, material costs, and facility and equipment costs and a decrease in the general and administrative expenses due to decreases in professional fees. As of November 30, 2002, the Company had a total stockholders' deficit of $190.

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

      Effective March 1, 2001, the Company and Dr. Burzynski extended the term of the Research Funding Agreement until March 1, 2002, with an automatic renewal for two additional one-year terms, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement is currently extended until March 1, 2004.

      The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

      The Company estimates that it will spend an aggregate amount of approximately $1,100,000 during the last quarter of the fiscal year ending February 28, 2003 and that it will spend approximately $3,300,000 during the first three quarters of the fiscal year ending February 29, 2004. The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the third quarter of the fiscal year ending February 29, 2004. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 18 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

ITEM 3  CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the principal executive and financial officer (who is the same person), concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or other factors that could significantly affect these internal controls subsequent to the date of evaluation above.

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

                                          BURZYNSKI RESEARCH INSTITUTE, INC.
                                                      (Registrant)


Date:  January 14, 2003                    By: /s/ Stanislaw R. Burzynski
                                              -------------------------------
                                              Stanislaw R. Burzynski,
                                              President, Secretary, Treasurer
                                              (Chief Financial Officer) and
                                              Chairman of the Board of
                                              Directors