Form 10KSB
period 2003-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2003-05-28
CIK 724445

Use these links to rapidly review the document
TABLE OF CONTENTS
CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23425

BURZYNSKI RESEARCH INSTITUTE, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0136810 (I.R.S. Employer Identification No.)
9432 Old Katy Road, Suite 200 Houston, Texas (Address of principal executive offices)	77055 (Zip Code)
Issuer's telephone number: (713) 335-5697
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        State issuer's revenues for its most recent fiscal year: $0.

        As of May 15, 2003, 131,388,444 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $3,656,138 based on the last reported sales price on May 16, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Documents incorporated by reference: None.

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-KSB

FISCAL YEAR ENDED FEBRUARY 28, 2003

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

        The Company has not generated any significant operating revenue since its inception. The Company's sole source of funding for its operations has been and continues to be payments made by Dr. Burzynski from funds generated from Dr. Burzynski's medical practice pursuant to various arrangements between the Company and Dr. Burzynski. See "Certain Relationships and Related Transactions." The Company reports funds pursuant to such arrangements as additional paid-in capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not expect to generate significant operating revenue until such time, if any, as Antineoplastons are approved for use and sale by the FDA. However, the Company may seek additional funding for operations through the sale of its securities.

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

        The Company currently sponsors 74 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications ("INDs") filed with the FDA and approved by an Institutional Review Board ("IRB") designated according to federal regulations. All clinical trials except one are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1. The one exception involves the treatment of breast cancer using A10 capsules in combination with the FDA-approved drug Methotrexate. Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See "Certain Relationships and Related Transactions." All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients have been accrued, and the BT-34 and BT-35 studies, in which 20 patients will be accrued.

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

        As of May 14, 2003, six of the clinical trials have reached a Milestone. These are:

  •
  Protocol BT-9, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors.

  •
  Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brain stem glioma.

  •
  Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma, a type of PMBT.

  •
  Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma, a type of PMBT.

  •
  Protocol BT-18, involving a study of intravenous administration of Antineoplastons A10 and AS2-1 in the treatment of "mixed glioma," a type of PMBT.

  •
  CAN-1 Protocol, involving patients treated by Dr. Burzynski prior to and after February 23, 1996.

        There can be no assurance that the results of any of these trials can be repeated or that the other clinical trials will result in the same or similar responses.

        The results of the Protocols BT-09, BT-11, BT-13, BT-15 and BT-18 are set forth below (as of May 14, 2003).

Protocol Number	Patients Accrued	Evaluable Patients	Patients Showing Complete Response	%	Patients Showing Partial Response	%	Patients Showing Stable Disease	%	Patients Showing Progressive Disease	%
BT-9	23	16	5	31.25%	5	31.25%	5	31.25%	1	6.25%
BT-11	28	19	3	15.79%	5	26.32%	5	26.32%	6	31.58%
BT-13	10	8	4	50.00%	2	25.00%	2	25.00%	0	0.00%
BT-15	25	17	3	17.65%	2	11.76%	6	35.29%	6	35.29%
BT-18	14	11	3	27.27%	1	9.09%	2	18.18%	5	45.45%

        The Phase II Study according to Protocol CAN-1 included 35 evaluable patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. The treatment with Antineoplastons A10 and AS2-1 resulted in 48.6% of objective responses and 31.4% cases of stable disease. Most of the surviving patients have now been alive for over nine years since the pathology diagnoses of their tumors were established. Two patients, one suffering from oligodendroglioma and another from low grade astrocytoma, have now been alive for over 14 years since pathology diagnosis. The largest group of 14 patients involved in the study had glioblastoma multiforme. Six of the cases were classified as complete and partial responses, four obtained stabilization and four developed progression of the disease. One of the glioblastoma patients is now alive and completely free from tumor for over eight years after her pathology diagnosis.

        Notwithstanding the response results of the trials that have reached a Milestone, management believes it is likely that the FDA may require additional clinical trials based upon such protocols to be conducted by an institution not affiliated with the Company or Dr. Burzynski before advising that an

NDA filing is warranted. In addition, the FDA has indicated it will not accept the data generated by the Phase II Study according to Protocol CAN-1 because the trial was partially retrospective. At the present time the Company cannot predict when the Company will submit an NDA to the FDA, nor can the Company estimate the number or type of additional trials the FDA may require. Further, there can be no assurance that an NDA for Antineoplastons, as a treatment for cancer, will ever be approved by the FDA.

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

Active Phase II Clinical Trials

Title of Protocol	Subject of Protocol and Date (as of May 14, 2003)	Number of Persons Enrolled	Number of Patients who may Participate in the Study
AD-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE ADRENAL GLAND; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	4	40
BL-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE BLADDER;.Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	4	40
BR-10	PROTOCOL FOR RANDOMIZED CONTROLLED TRIAL COMPARING METHOTREXATE TREATMENT ALONE TO THE COMBINATION OF METHOTREXATE AND ANTINEOPLASTON A10; Revised 4/12/97; Revised 7/28/97.	8	40
BR-12	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE BREAST; Revised 7/20/96; Revised 4/29/97.	19	40
BR-14	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 CAPSULES IN PATIENTS WITH ADVANCED BREAST CANCER; 8/26/96; Revised 12/10/96; Revised 4/12/97.	7	40
BT-6	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN CHILDREN WITH HIGH GRADE GLIOMA; March 1996.	9	40
BT-7	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH GLIOBLASTOMA MULTIFORME; March 1996.	38	40
BT-8	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ANAPLASTIC ASTROCYTOMA; Revised 4/14/97; Revised 9/15/97.	14	40

BT-9	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	23	40
BT-10	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	13	40
BT-11	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH BRAIN STEM GLIOMA; Revised 5/15/96; Revised 7/11/96; Revised 9/28/96; Revised 5/10/97.	28	40
BT-12	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH PRIMITIVE NEUROECTODERMAL TUMORS; (PNET) Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	10	40
BT-13	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH LOW GRADE ASTROCYTOMA; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97; Revised 9/5/97.	10	40
BT-14	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH RHABDOID TUMOR OF THE CENTRAL NERVOUS SYSTEM; Revised 5/17/96; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	4	40
BT-15	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS WITH ANAPLASTIC ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97; Revised 9/5/97.	25	40
BT-16	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS WITH LOW GRADE ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	6	40
BT-17	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN ADULT PATIENTS WITH OLIGODENDROGLIOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	10	40
BT-18	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS WITH MIXED GLIOMA; Revised 7/26/96; Revised 10/4/96; Revised 12/9/96; Revised 4/14/97.	14	40
BT-19	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH NEUROFIBROMA AND SCHWANNOME; Revised 4/14/97.	3	40
BT-20	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS WITH GLIOBLASTOMA MULTIFORME; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	40	40

BT-21	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN ADULT PATIENTS WITH PRIMARY MALIGNANT BRAIN TUMORS; Partially Amended, pg. 9/5/95; Revised 9/10/96; Revised 4/14/97; Revised 8/25/97.	29	40
BT-22	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH PRIMARY MALIGNANT BRAIN TUMORS; Partially Amended, pg. 11/5/97; Revised 4/14/97; Revised 9/10/97.	6	40
BT-23	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN CHILDREN WITH VISUAL PATHWAY GLIOMA; 5/22/96; Revised 11/18/96; Revised 4/14/97.	9	40
BT-24	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH EPENDYMOMA; 5/15/96; Revised 11/18/96; Revised 4/14/97.	9	40
BT-25	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH CRANIOPHARYNGIOMA; 5/15/96; Revised 11/18/96; Revised 4/14/97.	1	40
BT-26	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH CHOROID PLEXUS NEOPLASM; 5/15/96; Revised 11/18/96; Revised 4/14/97.	1	40
BT-27	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH GERM CELL TUMOR OF THE BRAIN; 5/15/96; Revised 11/18/96; Revised 4/14/97.	1	40
BT-28	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 INFUSIONS IN PATIENTS WITH MENINGIOMA; 5/17/96; Revised 9/10/96; Revised 4/14/97.	2	40
BT-34	PHASE II STUDY OF MAINTENANCE TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1 CAPSULES FOR PATIENTS WITH MALIGNANCIES IN COMPLETE RESPONSE FOLLOWING INITIAL INTRAVENOUS TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1. Approved 12/5/2002; Revised 3/27/2003.	5	20
BT-35	PHASE II STUDY OF MAINTENANCE TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1 CAPSULES FOR PATIENTS WITH MALIGNANCIES IN PARTIAL RESPONSE OR STABLE DISEASE FOLLOWING INITIAL INTRAVENOUS TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1. Approved 12/5/2002; Revised 1/22/2003.	0	20
CAN-1	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH REFRACTORY MALIGNANCIES; Revised 7/11/96.	133	133

CO-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ADENOCARCINOMA OF THE COLON; Revised 7/9/96; Revised 9/7/96; (RE2 was added to this Protocol) Revised 4/14/97.	15	40
CO-3	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 CAPSULES IN PATIENTS WITH ADENOCARCINOMA OF THE COLON; Revised 8/12/96; Revised 12/21/96.	9	40
ES-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ADENOCARCINOMA OF THE ESOPHAGUS; Revised 7/9/96; Revised 9/10/96; Revised 10/30/96; Revised 4/14/97.	8	40
HB-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN CHILDREN WITH HEPATOBLASTOMA; Revised 7/8/96; Revised 9/10/96; Revised 3/2/97; Revised 4/14/97.	0	40
HE-2	PHASE II STUDY OF ANTINEOPLASTON A10 IN PATIENTS WITH PRIMARY LIVER CANCER; Origination dated 2/12/97; Revised 5/28/97.	3	40
HN-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE HEAD AND NECK; Revised 7/9/96; Revised 9/10/96; Revised 11/6/96; added Children's Informed Consent, Revised 4/14/97.	7	40
LA-3	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ADENOCARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97; Revised 6/26/97.	17	40
LA-4	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH LARGE CELL, UNDIFFERENTIATED CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.	9	40
LA-5	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH BRONCHIAL ALVEOLAR CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.	4	40
LA-6	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH SQUAMOUS CELL CARCINOMA OF THE LUNG; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	6	40
LA-7	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH SMALL CELL CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	3	40
LA-10	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 CAPSULES IN PATIENTS WITH NON SMALL CELL LUNG CANCER; Revised 8/12/96; Revised 9/9/96; Revised 12/9/96.	9	40

LY-3	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S LYMPHOMA; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	4	40
LY-6	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S LYMPHOMA, LOW GRADE; Revised 6/22/96; Revised 8/12/96; Revised 9/28/96; Revised 10/23/96; Revised 5/11/97.	31	40
LY-7	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S LYMPHOMA, INTERMEDIATE GRADE; Revised 6/22/96; Revised 8/12/96; Revised 9/28/96; Revised 10/23/96; Revised 4/14/97.	12	40
LY-8	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NONHODGKIN'S LYMPHOMA, HIGH GRADE; Revised 6/22/96; Revised 5/11/96.	1	40
LY-9	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH MANTLE ZONE LYMPHOMA., Revised 6/22/96; Revised 9/10/96; Revised 4/14/97.	5	40
LY-10	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 WITH CHRONIC MYELOGENOUS LEUKEMIA; Revised 10/4/96; Revised 4/14/97.	0	40
LY-11	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH MYCOSIS FUNGOIDES SEZARY SYNDROME; Revised 9/10/96; Revised 4/14/97.	0	40
LY-12	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH PRIMARY CENTRAL NERVOUS SYSTEM LYMPHOMA; Revised 9/10/96; Revised 4/14/97.	0	40
LY-13	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH PRIMARY LYMPHOMA OF THE GASTROINTESTINAL TRACT; Revised 9/10/96; Revised 4/14/97.	0	40
LY-14	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 INFUSIONS IN PATIENTS WITH CHRONIC LYMPHOCYTIC LEUKEMIA; Revised 5/22/96; Revised 9/18/96; Revised 12/9/96; Revised 4/14/97.	2	40
MA-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MESOTHELIOMA; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	6	40
ME-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MALIGNANT MELANOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	12	40

MF-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MALIGNANT FIBROUS HISTIOCYTOMA; June 1997.	0	40
MM-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH MULTIPLE MYELOMA; Revised 7/26/96; Revised 10/2/96.	5	40
MW-2	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH MACROGLOBULINEMIA OF WALDESTROM; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	0	40
NB-2	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH NEUROBLASTOMA; Orig: Dec. 6, 1996; Revised 2/13/97; Revised 4/14/97.	3	40
NE-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH NEUROENDOCRINE TUMORS; Revised 7/9/96; Revised 9/10/96; Revised 4/14/97.	6	40
OV-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE OVARY; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	7	40
PA-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE PANCREAS; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	12	40
PN-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH PRIMITIVE NEUROECTODERMAL TUMOR OUTSIDE THE CENTRAL NERVOUS SYSTEM; Orig: Dec. 6, 1996; Revised 2/10/97; Revised 4/14/97.	1	40
PR-4	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE; Revised 7/5/96; Revised 10/3/96; Revised 7/9/97; Revised 10/14/97.	12	40
PR-5	PHASE II STUDY OF ADENOCARCINOMA OF THE PROSTATE WITH ANTINEOPLASTON A10 AND AS21 CAPSULES; Revised 5/16/96; Revised 7/29/96; Revised 10/3/96; Revised 10/14/97.	16	40
PR-6	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 CAPSULES IN COMBINATION WITH TOTAL ANDROGEN BLOCKADE IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE; 8/1/97; Revised 8/25/97.	1	40
PR-7	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN COMBINATION WITH TOTAL ANDROGEN BLOCKADE IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE.	1	40

PR-8	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE; Revised 7/5/96; Revised 9/10/96; Revised 4/14/97; Revised 10/14/97.	0	40
RN-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE KIDNEY, Revised 7/20/96; Revised 9/28/96; Revised 10/25/96; Revised 4/14/97.	14	40
SA-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH SOFT TISSUE SARCOMA; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	13	40
SI-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE SMALL INTESTINE; Revised 7/9/96; Revised 9/10/96; Revised 4/14/97.	1	40
ST-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH ADENOCARCINOMA OF THE STOMACH; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	7	40
UC-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF THE UTERINE CERVIX AND/OR VULVA; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	8	40
UP-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS21 IN PATIENTS WITH CARCINOMA OF AN UNKNOWN PRIMARY; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	6	40
WT-2	PHASE II STUDY OF ANTINEOPLASTON A10 AND AS21 IN PATIENTS WITH WILMS' TUMOR; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	2	40

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

        The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule. Moreover, if regulatory approval of a drug is granted, the approval will be limited to specific indications. There can be no assurance that any of the Company's product candidates will receive regulatory approvals for commercialization.

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

        The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $102,000 per year on environmental compliance matters and expects to spend an additional $25,000 for repairs and upgrades during the fiscal year ending February 28, 2004.

Research And Development

        The Company's principal research and development efforts currently focus on Antineoplastons. The anticancer activity of these compounds has been documented in preclinical studies employing the methods of cell culture, pharmacology, cell biology, molecular biology, experimental therapeutics and animal models of cancer. At the level of Phase II clinical studies, the Company believes the anticancer activity of Antineoplastons is supported by preliminary results from ongoing, FDA authorized, Phase II clinical trials.

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

        Total research and development costs for the fiscal years ended February 28, 2003 and February 28, 2002 were approximately $4,197,000 and $4,903,000, respectively.

Intellectual Property

        Since 1984, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the "Patents") have been issued by the United States Patent Office and Patent Offices and Patent Officers of 28 other countries to Dr. Burzynski. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by Amended License Agreement dated April 24, 1989 and Second Amended License Agreement dated March 1, 1990 (collectively, the "License Agreement"). Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the "Territory") to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski's rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See "Certain Relationships and Related Transactions." The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the "Royalty Agreement"), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company owns, pursuant to the License Agreement, exclusive rights to eight issued United States Patents and two issued Canadian Patents. The Company has no patents in Mexico. The Company has one pending patent application in the United States, two pending patent applications in Canada, and one pending patent application in Mexico.

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

        The two Canadian Patents (the "Canadian Patents") relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, and (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer). The Canadian Patents expire on November 14, 2006 and June 4, 2002, respectively, however, the Company does not believe the expiration of the Canadian Patents will have a material adverse effect on the Company.

        The pending patent application in the United States relates to a divisional application to the 2001 U.S. Patent. Should this patent be granted, of which there can be no assurance, it would expire in the year 2018.

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

Employees

        As of May 21, 2003, the Company had 10 employees, all of whom were full-time employees. None of the Company's employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

        The Company conducts its business in premises owned by Dr. Burzynski and his wife, Dr. Barbara Burzynski (the "Burzynskis"). Pursuant to arrangements with the Burzynskis (see "Certain Relationships and Related Transactions—Research Funding Arrangements"), the Company occupies: (i) 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes and (ii) 540 square feet at 9432 Old Katy Road, Suite 200 for its executive offices. Management of the Company believes that each of these properties are adequately covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the fiscal year ended February 28, 2003.

PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        After being removed from listing on the NASD Over-the-Counter Bulletin Board ("OTCBB") on July 25, 2000, the Company's Common Stock resumed trading on the OTCBB on October 15, 2001. Between those dates, the Company's Common Stock was trading in the "Grey Market," which involves the trading of a security that is not listed on any stock exchange or quoted on the OTCBB or the National Quotation Bureau's Pink Sheets. Since October 15, 2001, the Company's Common Stock has remained in good standing for trading on the OTCBB. Nevertheless, a public trading market having the characteristic of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. There can be no assurance that the market will provide significant liquidity for the Company's Common Stock. As a result, an investment in the Company's Common Stock may be highly illiquid. Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

        The following table sets forth high and low sales prices of the shares of Common Stock of the Company for the periods indicated (as reported by Pink Sheets LLC).

	High	Low
2001 First Quarter	.10	.01
2001 Second Quarter	.15	.03
2001 Third Quarter	.15	.03

        The following table sets forth closing high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by Pink Sheets LLC).

	High	Low
2001 Third Quarter	.07	.02
2001 Fourth Quarter	.06	.05
2002 First Quarter	.06	.03
2002 Second Quarter	.11	.06
2002 Third Quarter	.075	.031
2002 Fourth Quarter	.07	.026

        The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        As of May 15, 2003, there were approximately 2,068 holders of record of the Company's Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker's nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the financial condition of the Company as of February 28, 2003 and February 28, 2002 and the results of operations for the fiscal years ended February 28, 2003 and February 28, 2002. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

        The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting approximately 74 FDA approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. See "Certain Relationships and Related Transactions."

Results Of Operations

Fiscal Year Ended February 28, 2003 Compared to Fiscal Year Ended February 28, 2002

        Research and development costs were approximately $4,197,000 and $4,903,000 for the fiscal years ended February 28, 2003 and February 28, 2002, respectively. The decrease of $706,000, or 14%, was due to a decrease in personnel cost of $274,000, a decrease in material costs of $441,000, and a decrease in consulting and quality control costs of $25,000, all of which were partially offset by an increase in facility and equipment costs of $20,000 and an increase in other research and development costs of $14,000.

        General and administrative expenses were approximately $206,000 and $239,000 for the fiscal years ended February 28, 2003 and February 28, 2002, respectively. The decrease of $33,000, or 14%, was due to a decrease in legal and professional fees of $40,000 and was partially offset by an increase in other general and administrative expenses of $7,000.

        The Company had net losses of approximately $4,420,000 and $5,176,000 for the fiscal years ended February 28, 2003 and February 28, 2002, respectively. The decrease in the net loss from 2002 to 2003 was primarily due to an overall decrease in research and development costs of the Company, as described above.

        As of February 28, 2003, the Company had a total stockholders' deficit of $(4,687).

Liquidity and Capital Resources

        The Company's operations have been funded entirely by Dr. Burzynski with funds generated from Dr. Burzynski's medical practice. Effective March 1, 1997, the Company entered into a Research Funding Agreement with Dr. Burzynski (the "Research Funding Agreement"), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company's

Antineoplaston research for that purpose. Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company's research expenses, including expenses to conduct the clinical trials. Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company's research activities. The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business. Dr. Burzynski pays the full amount of the Company's monthly and annual budget or expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs. In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as is in the current license between Dr. Burzynski and the Company. Dr. Burzynski has unlimited and free access to all equipment which the Company owns, so long as such use does not conflict with the Company's use of such equipment, including without limitation, to all equipment used in the manufacturing of Antineoplastons used in the clinical trials. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following: (1) any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income, or (2) the net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

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

        The Company estimates that it will spend approximately $4,800,000 in the fiscal year ending February 28, 2004. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the fiscal year ending February 28, 2004. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

ITEM 7. FINANCIAL STATEMENTS

        The Company's Annual Financial Statements, Notes to Financial Statements and the report of Fitts, Roberts & Co., P.C., independent certified public accountants, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below are the names, ages and positions of the Company's directors and executive officers, including the directors and executive officers of the Company since March 1, 1997:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	60	Director, President, Secretary, and Treasurer
Barbara Burzynski, M.D.	62	Director
Michael H. Driscoll, J.D.	57	Director
Carlton Hazlewood, Ph.D.	67	Director

        STANISLAW R. BURZYNSKI, M.D., PH.D., has been the President and Chairman of the Board of Directors of the Company since its inception in 1984. He also serves as the Company's Secretary and Treasurer. Dr. Burzynski is a physician in private practice in Houston, Texas specializing in the treatment of cancer. Dr. Burzynski is the husband of Barbara Burzynski, M.D., who is a director of the Company.

        Currently listed in Who's Who In The World and a member in good standing with both the American and World Medical Associations, Dr. Burzynski is an internationally recognized physician and scientist who has pioneered the development and use of biologically active peptides in diagnosing, preventing, and treating cancer since 1967. In 1967, Dr. Burzynski graduated from the Medical Academy in Lublin, Poland with an M.D. degree with distinction, finishing first in his class of 250, and subsequently earned his Ph.D. in Biochemistry.

        From 1970 to 1977, he was a researcher and Assistant Professor at Baylor College of Medicine in Houston. At Baylor, Dr. Burzynski's research was sponsored and partially funded by the National Cancer Institute. Also at Baylor, he authored and co-authored sixteen publications, including five concerning his research on peptides and their effect on human cancer. Four of these publications were also co-authored by other doctors associated with M.D. Anderson Hospital and Tumor Institute and Baylor College of Medicine. In May 1977, Dr. Burzynski received a Certificate of Appreciation from Baylor College of Medicine and in that same year founded the Company.

        Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, the Society of Neuro-oncology and has privileges at Twelve Oaks Medical Center at River Oaks located near the Burzynski Research Institute in Houston. He is the author of 172 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 166 patents covering 39 countries for his Antineoplaston treatment. Other groups are working in conjunction with him, including researchers at the University Kurume Medical School in Japan.

        BARBARA BURZYNSKI, M.D., a Director since 1984 and the wife of Dr. Burzynski, has been the Chairman of the Department of Pharmacy of the Burzynski Clinic since 1977. From January 1976 to July 1977, she was a Research Assistant in the Department of Pediatrics at Baylor College of Medicine. She was a physician at the Medical Academy, Lublin, Poland, from 1970 to 1975. Dr. Barbara Burzynski graduated with an M.D. in 1966 from the Medical Academy, Lublin, Poland, and has published three articles on studies with Antineoplastons.

        MICHAEL H. DRISCOLL, J.D. has been a Director of the Company since 1984. Mr. Driscoll was formerly a judge and served as the County Attorney of Harris County, Texas from 1981 until he retired in 1997.

        CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. He also serves as Chairman of the IRB, an independent review board for the Company's clinical trials designated according to federal regulations. Dr. Hazlewood is currently operating his own consulting company, Research Consultant's International, and is president of Petroclean, L.L.C. He is also the owner of Applied Advanced Technology and BRI-IRB of Houston. In addition, Dr. Hazlewood had been employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, when he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazelwood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2003 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principle Position	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs ($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President, Secretary and Treasurer(1)	2001 2002 2003	$ $ $	87,000 0 0	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Robert Waldbillig, Ph.D., Vice President of Research	2001 2002 2003	$ $ $	103,333 110,512 113,400	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)
In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

        Directors do not receive any compensation for serving as directors; however, directors are reimbursed for all ordinary and necessary expenses incurred in attending meetings of the Board of Directors or otherwise incurred in their capacity as directors. In addition, any director also serving as a director of the IRB, the independent review board for the Company's clinical trials designated according to federal regulations, is compensated by the IRB approximately $1,600 annually for serving as a director of the IRB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of May 15, 2003, the number of outstanding shares of Common Stock (the Company's only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Stanislaw R. Burzynski, M.D., Ph.D 9432 Old Katy Road, Suite 200 Houston, Texas 77055	106,444,190 shares	81.01%
Common Stock	Barbara Burzynski, M.D. 9432 Old Katy Road, Suite 200 Houston, Texas 77055	106,444,190 shares	81.01%
Common Stock	Michael H. Driscoll, J.D. 9432 Old Katy Road, Suite 200 Houston, Texas 77055	570,000 shares	0.43%
Common Stock	Carlton Hazlewood 9432 Old Katy Road, Suite 200 Houston, Texas 77055	0 shares	0.00%
Common Stock	All Current Directors and Executive Officers as a group	107,014,190	81.45%

(1)
Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 15, 2003. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

  •
  The Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and other diseases. The Company will hire such personnel as is required to fulfill its obligations under the agreement;

  •
  Dr. Burzynski agreed to fund in its entirety all basic research which the Company undertakes in connection with the development of other Antineoplastons or refinements to existing Antineoplastons for the treatment of cancer and other diseases;

  •
  Dr. Burzynski agreed to pay the expenses to conduct the clinical trials for the Company;

  •
  Dr. Burzynski agreed to provide the Company such laboratory, research space and office space as the Company needs at no charge to the Company;

  •
  The parties agreed that Dr. Burzynski may fulfill his obligations in part by providing such administrative staff as is necessary for the Company to manage its business, at no cost to the Company;

  •
  Dr. Burzynski agreed to pay the full amount of the monthly and annual budget or expenses for the operation of the Company, together with such other unanticipated but necessary expenses which the Company incurs. Payments from Dr. Burzynski to the Company of the monthly budget shall be made in two equal installments on the first and fifteenth of each month;

  •
  In the event the research described in the agreement results in the approval of any additional patents, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as provided by the License Agreement;

  •
  Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns, so long as such use is not in conflict with the Company's use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials;

  •
  The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

  •
  Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity); and

  •
  The net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

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
24	Power of Attorney (Included with the Signature Page)
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.2	Certification pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

        There were no reports on Form 8-K filed by the Company during the last quarter of fiscal year ended February 28, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive and financial officer (who is the same person), of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic Securities and Exchange Commission filings.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burzynski Research Institute, Inc.
By:
/s/ STANISLAW R. BURZYNSKI Stanislaw R. Burzynski, President, Secretary, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors

Date: May 28, 2003

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

/s/ STANISLAW R. BURZYNSKI Stanislaw R. Burzynski President, Secretary, Treasurer (Chief Financial Officer), and Chairman of the Board of Directors	Date: May 28, 2003
/s/ BARBARA BURZYNSKI Barbara Burzynski Director	Date: May 28, 2003
/s/ MICHAEL H. DRISCOLL Michael H. Driscoll Director	Date: May 28, 2003
/s/ CARLTON HAZLEWOOD Carlton Hazlewood Director	Date: May 28, 2003

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 28, 2003 and 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
of Burzynski Research Institute, Inc.

        We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ Fitts, Roberts & Co., P.C.

May 23, 2003
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 28, 2003 and 2002

	2003	2002
ASSETS
Current assets
Cash and cash equivalents (Note 1)	$1,926	$22,585

Total current assets	1,926	22,585
Property and equipment, net of accumulated depreciation and amortization (Notes 1,3 and 5)	63,839	69,252

Total assets	$65,765	$91,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,384	$11,366
Accrued liabilities	47,068	46,470

Total current liabilities	70,452	57,836

Total liabilities	70,452	57,836
Commitments and contingencies (Note 8)
Stockholders' equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	56,542,945	52,160,847
Discount on common stock	(100)	(100)
Retained deficit	(56,678,921)	(52,258,135)

Total stockholders' equity (deficit)	(4,687)	34,001

Total liabilities and stockholders' equity	$65,765	$91,837

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2003 and 2002

	2003	2002
Revenue
Other income	$—	$3,000
Operating expenses
Research and development (Notes 1 and 2)	4,197,298	4,903,196
General and administrative	205,581	238,621
Depreciation (Notes 1 and 3)	17,127	36,874

Total operating expenses	4,420,006	5,178,691

Net loss before provision for taxes	(4,420,006)	(5,175,691)
Provision for income tax (Notes 1 and 6)	780	113

Net loss	$(4,420,786)	$(5,175,804)

Earnings per share information:
Basic and diluted
(Loss) per common share	$(0.0336)	$(0.0394)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended February 28, 2003 and 2002

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit
Balance February 28, 2001	$131,389	$46,979,684	$(100)	$(47,082,331)
Cash contributed by S.R. Burzynski M.D., Ph.D.	—	699,000	—	—
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	4,482,163	—	—
Net loss	—	—	—	(5,175,804)

Balance February 28, 2002	131,389	52,160,847	(100)	(52,258,135)
Cash contributed by S.R. Burzynski M.D., Ph.D.	—	712,000	—	—
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	3,670,098	—	—
Net loss	—	—	—	(4,420,786)

Balance February 28, 2003	$131,389	$56,542,945	$(100)	$(56,678,921)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,420,786)	$(5,175,804)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,127	36,874
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	3,670,098	4,482,163
Decrease in
Other assets	—	600
Increase (decrease) in
Accounts payable	12,018	(15,937)
Accrued liabilities	598	(10,536)

NET CASH (USED) IN OPERATING ACTIVITIES	(720,945)	(682,640)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(11,714)	(262)

NET CASH (USED) IN INVESTING ACTIVITIES	(11,714)	(262)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligations	—	(757)
Additional paid-in capital	712,000	699,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	712,000	698,243

NET INCREASE (DECREASE) IN CASH	(20,659)	15,341
CASH AT BEGINNING OF YEAR	22,585	7,244

CASH AT END OF YEAR	$1,926	$22,585

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Income taxes	$2,830	$13,413
Interest	$70,829	$88,358

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

        BRI's administrative offices are located in Houston, Texas; its research and production facilities in Stafford, Texas. The Company operates primarily as a research and development facility of antineoplaston drugs currently being tested for the use in the treatment of cancer, and provides consulting services. Segment information is not presented since all of the Company's operations are attributed to a single reportable segment. The Company has had no significant revenue from external sources. BRI is currently conducting clinical trials on various antineoplastons in accordance with FDA regulations, however, at this time none of the antineoplaston drugs have received FDA approval; further, there can be no assurance FDA approval will be granted.

Economic Dependency

        BRI has generated no significant revenues since its inception. As of February 28, 2003, the Company had a working capital deficit of approximately $69,000 and accumulated deficit of approximately $56,700,000. For the years ended February 28, 2003 and 2002 the Company incurred losses of approximately $4,421,000 and $5,176,000, respectively.

        Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

        BRI is economically dependent on its funding from Dr. Burzynski through his medical practice. Approximately twenty percent (20%) of Dr. Burzynski's patients are admitted and treated as part of the clinical trial programs which are regulated by the FDA. The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at anytime by the FDA. These regulations are complex and subject to interpretation and though it is management's intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

Loss Per Common Share

        Basic and diluted loss per common share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per share". Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their inclusion would be antidilutive.

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

Stock-Based Compensation

        As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25, as further described in Note 7. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. No additional compensation expense would be incurred during 2003 or 2002 if compensation costs for the Company's stock-based compensation plans had been determined based on the fair value approach of SFAS 123.

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

        The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company's securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds.

        Under the License Agreement, the Company currently owns exclusive rights to eight (8) issued United States Patents and two (2) issued Canadian Patents. The Company has no patents in Mexico. The Company has one (1) pending patent application in the United States, two (2) pending patent applications in Canada and one (1) in Mexico.

        The five initial United States Patents (the "Initial Patents") relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10. The Initial Patents expire from September 11, 2001 to January 11, 2009; however, the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

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

7.
The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

a.
Any income which BRI receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity.

b.
The net proceeds of any stock offering or private placement which BRI receives during the term of the engagement up to a maximum of $1,000,000 in a given BRI fiscal year.

8.
The initial term of the agreement expired March 1, 2001 and was extended until March 1, 2002. The agreement will be automatically renewable for two additional one year terms, unless one party notifies the other party at least ninety days prior to the expiration of the term of the agreement of its intention not to renew the agreement. The agreement is currently extended until March 1, 2004.

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

	2003	2002
Capital contributed	$712,000	$699,000
Clinical trial costs paid direct	$3,670,098	$4,482,163

3. Property and Equipment:

        Property and equipment consists of the following as of February 28th:

	Estimated Useful Lives	2003	2002
Production equipment	5 - 10 years	$3,314,342	$3,314,342
Leasehold improvements	5 - 31.5 years	1,543,490	1,543,490
Furniture and equipment	5 - 10 years	631,020	619,306
Equipment	4 - 5 years	288,943	288,943

Total property and equipment		5,777,795	5,766,081
Accumulated depreciation and amortization		(5,713,956)	(5,696,829)

		$63,839	$69,252

        Depreciation and amortization expense for the years ended February 28, 2003, and 2002 was $17,127 and $36,874, respectively.

4. Employee Benefits:

        The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance. The Company pays 100% of the cost for its employees and 50% of any dependent coverage. The plan has a $200 deductible and a maximum lifetime benefit of $1,000,000 per covered participant. Due to stop-loss insurance, benefits payable by the Company are limited to $12,500 per person during the policy year. The Company charged to operations a provision of $221,153 for 2003 and $218,662 for 2002, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.

5. Lease Commitments:

        The Company leases certain equipment under agreements which are classified as operating leases. Rent expense incurred under these leases was approximately $9,077 and $5,744 for the years ended February 28, 2003, and 2002, respectively. All lease agreements are on a month-to-month basis.

        In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement, however, the facility's costs are included in the accompanying financial statements. Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Interest, insurance, property taxes and building depreciation totaled $182,216 for 2003. Interest, property taxes and building depreciation totaled $146,395 in 2002.

6. Income Taxes:

        The actual income tax benefit attributable to the Company's losses for the years ended February 28, 2003 and 2002 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2003	2002
Expected benefit	$(1,502,802)	$(1,759,735)
Nondeductible expenses	—	—
Other adjustments	(201)	(8,428)
Taxed directly to Dr. Burzynski	1,503,067	1,761,595
Change in valuation allowance	(64)	6,568
Texas franchise tax, based on income	780	113

Income tax expense	$780	$113

        The components of the Company's deferred income tax assets as of February 28, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$355,777	$330,124
Excess book depreciation	39,348	66,590
Accrued expenses	6,959	5,306
Investment tax credit carryforwards	—	—
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	444,687	444,623
Less valuation allowance	(444,687)	(444,623)

Net deferred tax assets	$—	$—

        The Company's ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a valuation allowance for the total deferred tax assets has been provided.

        The Company has net operating loss carryforwards available to offset future income in the amount of $1,046,402 as of February 28, 2003. The net operating loss carryforwards expire as follows:

Year ending February 28, or 29,
2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450

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

        On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to a former officer of the Company. The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

        The options are valid in perpetuity. In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996. None of the options have been exercised as of February 28, 2003.

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

        The Company produced antineoplaston products to treat approximately 104 patients during the year ended February 28, 2003 and 118 for 2002. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients. There is space available at the current site to expand the facility for increased capacity if necessary.

        The Company received approximately sixty one percent and eighty two percent of the chemicals used in producing antineoplastons from a single supplier during the years ended February 2003 and 2002, respectively. The Company has established an additional vendor to supply these chemicals.