Form 10QSB
period 2003-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2003-07-11
CIK 724445

Use these links to rapidly review the document
Table of Contents

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0416 Expires: December 31, 2005 Estimated average burden hours per response: 174.00
FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2003
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23425

Burzynski Research Institute, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0136810 (IRS Employer Identification No.)
9432 Old Katy Road, Suite 200, Houston, Texas 77055 (Address of principal executive offices)
(713) 335-5697 (Issuer's telephone number)
(Former name, former address, and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2003, 131,388,444 shares of the Registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I—FINANCIAL INFORMATION

Item 1 Financial Statements

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

	May 31, 2003	February 28, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,912	$1,926
Other current assets	1,433	—

TOTAL CURRENT ASSETS	26,345	1,926
Property and equipment, net of accumulated depreciation and amortization, and other assets	59,603	63,839

TOTAL ASSETS	$85,948	$65,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,376	$23,384
Accrued liabilities	62,744	47,068

CURRENT AND TOTAL LIABILITIES	109,120	70,452

COMMITMENTS AND CONTINGENCIES
Stockholders' equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	57,589,286	56,542,945
Discount on common stock	(100)	(100)
Retained deficit	(57,743,747)	(56,678,921)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(23,172)	(4,687)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,948	$65,765

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

	Three Months Ended
	May 31, 2003	May 31, 2002
Operating expenses
Research and development	$1,011,388	$1,015,479
General and administrative	48,935	57,037
Depreciation	4,503	4,173

Total operating expenses	1,064,826	1,076,689

Net (loss) before income tax	(1,064,826)	(1,076,689)
Provision for income tax	—	780

NET (LOSS)	$(1,064,826)	$(1,077,469)

Earnings per share information:
Basic and diluted (loss) per common share	$(0.0081)	$(0.0082)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS' DEFICIT
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit
Balance, February 28, 2003	131,389	$56,542,945	$(100)	$(56,678,921)
Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	185,000	—	—
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	861,341	—	—
Net loss	—	—	—	(1,064,826)

Balance, May 31, 2003	131,389	$57,589,286	$(100)	$(57,743,747)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

	Three Months Ended
	May 31, 2003	May 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,064,826)	$(1,077,469)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,503	4,173
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	861,341	908,639
(Increase) decrease
Other current assets	(1,433)	—
Increase (decrease)
Accounts payable	22,992	34,806
Accrued liabilities	15,676	(18,427)

NET CASH (USED BY) OPERATING ACTIVITIES	(161,747)	(148,278)
CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of equipment	(267)	(198)

NET CASH (USED BY) INVESTMENT ACTIVITIES	(267)	(198)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	185,000	130,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	185,000	130,000

NET INCREASE (DECREASE) IN CASH	22,986	(18,476)
CASH AT BEGINNING OF PERIOD	1,926	22,585

CASH AT END OF PERIOD	$24,912	$4,109

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

        The Company is primarily engaged as a research and development facility for antineoplaston drugs being tested for use in the treatment of cancer. The Company is currently conducting clinical trials on various antineoplastons in accordance with FDA regulations, however, at this time none of the antineoplaston drugs have received FDA approval; further, there can be no assurance of FDA approval will be granted.

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2003 and February 28, 2003, and results of operations for the three months May 31, 2003 and 2002, and cash flows for the three months ended May 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.

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

NOTE C.    INCOME TAXES

        The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	May 31, 2003	May 31, 2002
Expected expense (benefit)	$(362,041)	$(366,074)
Nondeductible expenses and other adjustments	(2,556)	—

Taxed directly to Dr. Burzynski	355,756	353,137
Change in valuation allowance	8,841	12,937
State franchise tax on income	—	780

Provision for income tax	$—	$780

Item 2 Management's Discussion and Analysis or Plan of Operation.

        The following is a discussion of the financial condition of the Company as of May 31, 2003, and the results of operations for the three months ended May 31, 2003 and May 31, 2002. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

        Research and development costs were approximately $1,011,000 and $1,015,000 for the three months ended May 31, 2003 and 2002, respectively. The decrease of $4,000 was due to a decrease in personnel cost of $4,000, a decrease in material costs of $18,000, and a decrease in facility and equipment costs of $6,000, which were partially offset by increases in consulting and quality control costs of $20,000 and other research and development costs of $4,000.

        General and administrative expenses were approximately $49,000 and $57,000 for the three months ended May 31, 2003 and 2002, respectively. The decrease of $8,000, or 14%, was due to a decrease in legal and professional fees of $16,000, which was partially offset by an increase in other general and administrative expenses of $8,000.

        The Company had net losses of approximately $1,065,000 and $1,077,000 for the three months ended May 31, 2003 and 2002, respectively. The decrease in the net loss from 2002 to 2003 is primarily due to the decreases in research and development costs and general and administrative expenses. As of May 31, 2003, the Company had a total stockholders' deficit of $23,172.

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

        The Company estimates that it will spend an aggregate amount of approximately $3,300,000 during the last three quarters of the fiscal year ending February 29, 2004 and that it will spend approximately $1,100,000 during the first quarter of the fiscal year ending February 28, 2005. The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company's research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company's operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company's projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company's operations at least through the first quarter of the fiscal year ending February 28, 2005. In addition, Dr. Burzynski's medical practice has successfully funded the Company's research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company's Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski's medical practice, the financial condition of the medical practice has improved Dr. Burzynski's ability to fund the Company's operations.

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

Item 3 Controls and Procedures.

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive and financial officer (who is the same person), of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation above.

PART II—OTHER INFORMATION

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

Burzynski Research Institute, Inc. (Registrant)
Date: July 11, 2003	By:
/s/ STANISLAW R. BURZYNSKI Stanislaw R. Burzynski, President, Secretary, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors