Form 10QSB
period 2003-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2004-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

OMB APPROVAL
OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response: 174.00

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 15, 2003, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I — FINANCIAL INFORMATION

Item 1  Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	November 30, 2003	February 28, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$11,278	$1,926
TOTAL CURRENT ASSETS	11,278	1,926

Property and equipment, net of accumulated depreciation and amortization	54,065	63,839

TOTAL ASSETS	$65,343	$65,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$66,270	$23,384
Accrued liabilities	43,840	47,068
CURRENT AND TOTAL LIABILITIES	110,110	70,452

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	59,595,846	56,542,945
Discount on common stock	(100)	(100)
Retained deficit	(59,771,902)	(56,678,921)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,767)	(4,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,343	$65,765

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002

Revenue
Other income	$—	$—	$—	$—

Operating expenses
Research and development	827,183	1,066,936	2,923,414	3,027,501
General and administrative	56,481	37,984	156,058	160,161
Depreciation	4,503	3,665	13,509	12,665
Total operating expenses	888,167	1,108,585	3,092,981	3,200,327

Net (loss) before income tax	(888,167)	(1,108,585)	(3,092,981)	(3,200,327)

Provision for income tax	—	—	—	780

NET (LOSS)	$(888,167)	$(1,008,585)	$(3,092,981)	$(3,201,107)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.0068)	$(0.0077)	$(0.0235)	$(0.0244)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance, February 28, 2003	131,389	$56,542,945	$(100)	$(56,678,921)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	522,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,530,901	—	—

Net loss	—	—	—	(3,092,981)

Balance, November 30, 2003	131,389	$59,595,846	$(100)	$(59,771,902)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Nine Months Ended
	November 30, 2003	November 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,092,981)	$(3,201,107)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,509	12,665
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,530,901	2,664,916
Increase (decrease)
Accounts payable	42,886	20,768
Accrued liabilities	(3,228)	8,507
NET CASH (USED BY) OPERATING ACTIVITIES	(508,913)	(494,251)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of equipment	(3,735)	(11,484)
NET CASH (USED BY) INVESTMENT ACTIVITIES	(3,735)	(11,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	522,000	502,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	522,000	502,000

NET INCREASE (DECREASE) IN CASH	9,352	(3,735)

CASH AT BEGINNING OF PERIOD	1,926	22,585

CASH AT END OF PERIOD	$11,278	$18,850

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2003 and February 28, 2003, and results of operations for the three months and nine months ended November 30, 2003 and 2002, and cash flows for the nine months ended November 30, 2003 and 2002.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.

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

NOTE  C.      INCOME TAXES

The actual provision for income tax for the three months and nine months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	November 30, 2003	November 30, 2002

Expected expense (benefit)	$(301,978)	$(376,919)
Nondeductible expenses and other adjustments	—	—
Taxed directly to Dr. Burzynski	287,406	371,608
Change in valuation allowance	14,572	5,311
State franchise tax on income	—	—

Provision for income tax	$—	$—

	Nine Months
	November 30, 2003	November 30, 2002

Expected expense (benefit)	$(1,051,614)	$(1,088,111)
Nondeductible expenses and other adjustments	(120)	—
Taxed directly to Dr. Burzynski	1,038,226	1,076,751
Change in valuation allowance	13,508	11,360
State franchise tax on income	—	780

Provision for income tax	$—	$780

Item 2     Management’s Discussion and Analysis or Plan of Operation.

The following is a discussion of the financial condition of the Company as of November 30, 2003, and the results of operations for the three months and nine months ended November 30, 2003.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002

Research and development costs were approximately $827,000 and $1,067,000 for the three months ended November 30, 2003 and 2002, respectively.  The decrease of $240,000 or 22% was due to decreases in material costs of $276,000 and facility and equipment of $25,000, increased by an increase in personnel cost of $44,000 costs, consulting and quality control costs of $14,000, and other research and development costs of $3,000.

General and administrative expenses were approximately $57,000 and $38,000 for the three months ended November 30, 2003 and 2002, respectively.  The increase of $19,000 or 50% was due to a increase in legal and professional fees of $18,000, and other general and administrative expenses of $1,000.

The Company had net losses of approximately $888,000 and $1,109,000 for the three months ended November 30, 2003 and 2002, respectively.  The decrease in the net loss from 2002 to 2003 is primarily due to the decrease in research and development costs due to the decreases in material costs and facility and equipment costs and the increase in general and administrative expenses due to increases in professional fees.

Nine Months Ended November 30, 2003 Compared to Nine Months Ended November 30, 2002

Research and development costs were approximately $2,923,000 and $3,028,000 for the nine months ended November 30, 2003 and 2002, respectively.  The decrease of $105,000 or 3% was due to decreases in material costs of $164,000, facility and equipment costs of $10,000, and personnel cost of $3,000, increased by an increase in consulting and quality control costs of $54,000 and other research and development costs of $18,000.

General and administrative expenses were approximately $156,000 and $160,000 for the nine months ended November 30, 2003 and 2002, respectively.  The decrease of $4,000 or 3% was due to a decrease in legal and professional fees of $11,000, increased by an increase in other general and administrative expenses of $7,000.

The Company had net losses of approximately $3,093,000 and $3,201,000 for the nine months ended November 30, 2003 and 2002, respectively.  The decrease in the net loss from 2002 to 2003 is primarily due to the decrease in research and development costs mainly due to the decreases in personnel costs, material costs, and facility and equipment costs and the decrease in the general and administrative expenses due to decreases in professional fees.  As of November 30, 2003, the Company has a total stockholders’ deficit of $44,767.

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

The Company estimates that it will spend an aggregate amount of approximately $1,100,000 during the last quarter ending February 29, 2004 and that it will spend approximately $3,300,000 during the first three quarters of the fiscal year ending February 28, 2005.  The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through November 30, 2004.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

10.1

Research Funding Agreement, effective as of March 1, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.1 to Form 10-QSB filed with the Securities and Exchange Commission on October 15, 2003 (File No. 000-23425)).

31	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burzynski Research Institute, Inc.
(Registrant)

Dated: January 13, 2004	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President, Secretary, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors