Form 10KSB
period 2004-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2004-06-01
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-23425

BURZYNSKI RESEARCH INSTITUTE, INC.

(Name of small business issuer in its charter)

Delaware	76-0136810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9432 Old Katy Road, Suite 200 Houston, Texas	77055
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (713) 335-5697

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:  $500.

As of May 4, 2004, 131,388,444 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $2,924,910 based on the last reported sales price on May 24, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:                                    None.

Transitional Small Business Disclosure Format (Check One):  Yes ☐;  No. ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-KSB

FISCAL YEAR ENDED FEBRUARY 29, 2004

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts.  Such statements are included in “Description of Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.  When used in this report, words such as “may,” “will,” “should,” “could,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “predict,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company’s control including: the ability to develop safe and efficacious drugs, the failure to achieve positive clinical trials, the failure to successfully commercialize our products, competition and technological change and existing and future regulations affecting our business.

PART I

ITEM 1.                                  DESCRIPTION OF BUSINESS

General

The Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.”  The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer.  Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world.  In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico.  The Company currently manufactures Antineoplastons solely for the use of Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

The Company has not generated any significant operating revenue since its inception.  The Company’s sole source of funding for its operations has been and continues to be payments made by Dr. Burzynski from funds generated from Dr. Burzynski’s medical practice pursuant to various arrangements between the Company and Dr. Burzynski.  See “Certain Relationships and Related Transactions.”  The Company reports funds pursuant to such arrangements as additional paid-in capital.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The Company does not expect to generate significant operating revenue until such time, if any, as Antineoplastons are approved for use and sale by the FDA.  However, the Company may seek additional funding for operations through the sale of its securities.

Antineoplastons

Dr. Burzynski commenced his cancer research in 1967 focusing on the isolation of various biochemicals produced by the human body as part of the body’s possible defense against cancer.  In the course of his research, Dr. Burzynski identified certain peptides, amino acid derivatives and organic acids in these biochemicals which appear to inhibit the growth of cancer cells.  These derivatives were given the name “Antineoplastons” by Dr. Burzynski.

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

Phase II Clinical Trials

The Company began Phase II clinical studies in 1994 with four studies.  At that time, a number of patients were also receiving Antineoplastons at Dr. Burzynski’s clinic in Houston, Texas (the “Burzynski Clinic”) outside these clinical trials.  On February 23, 1996, the FDA requested that all then-current patients of the Burzynski Clinic desiring to continue Antineoplaston treatment be admitted to a Phase II Study, according to Protocol CAN-1.  This action resulted in the formation of 6 cohorts of patients in the CAN-1 study, with the largest group suffering from primary brain tumors.  New patients either were admitted to the CAN-1 study or have been admitted to one of the other studies sponsored by the Company, as appropriate.

The Company closed approximately half of its clinical trials during the past year due to low enrollment.  The Company currently sponsors 36 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations.  All clinical trials except one are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  The one exception involves the treatment of breast cancer using A10 capsules in combination with the FDA-approved drug Methotrexate.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations.  Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski.  See “Certain Relationships and Related Transactions.”  All of the clinical trials are conducted at the Burzynski Clinic.  Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled, and the BT-34 and BT-35 studies, in which 20 patients will be enrolled.

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials.  Several types of controls are acceptable to the FDA.  One of these is a “Historic Control.”  If the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease who have not had medical intervention.  For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death.  If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug.

All of the Company’s clinical trials, except one, involve the use of Historic Controls.  Further, all trials except the CAN-1 study are “prospective clinical trials” (“PCT”).  A PCT is a clinical trial wherein patients are accrued into and follow the clinical trial protocol from the very beginning of the trial.  A retrospective trial is a trial in which data from patients treated prior to the start of a clinical trial is considered.  Results of retrospective trials are, in most instances, not acceptable to the FDA.  In addition, there are no clinical trials being conducted that involve “double blind” studies and all but one clinical trial involve no randomization into multiple treatment groups.

The ultimate goal of any treatment for cancer is patient survival.  However, the FDA has determined that requiring exhaustive data showing improved patient survival may unnecessarily delay the approval of new cancer drugs.  For that reason, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint (“Milestone”) that is reasonably likely to predict clinical benefit.  Each of the Company’s Phase II trials describes such Milestones which are used to determine success or failure of the treatment employed.  In most of the trials, the Milestones are radiographic evidence of tumor shrinkage by X-ray, computer aided tomography or magnetic resonance imaging.  Where appropriate, tumor markers such as Prostate Specific Antigen, blood counts, or bone marrow biopsy are used in order to assess a tumor’s growth.

Where tumor size is used as the Milestone, each clinical trial protocol describes a “complete response” as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks.  A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks.  An “objective response” is described as either a complete or partial response.  “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks.  “Progressive disease” is described as more than 50% increase in total tumor mass or occurrence of new tumors.

The protocols of the Company’s clinical trials involve a two-stage design, wherein the first stage proceeds until the Company admits twenty patients into the trial.  After a specified time period, if there are zero responses by the first twenty patients, the trial will be discontinued and the drug declared to have less than desired activity.  If there is at least one response, the trial will be continued until forty patients have been accrued.  If the study continues, the following conclusions according to protocols based on forty patients can be made:  If there are three or fewer responses, then there is less than desired activity.  If there are four or more responses, then there is sufficient evidence to conclude that the Antineoplaston regimen used shows beneficial activity.

As of May 21, 2004, six of the prospective clinical trials have reached a Milestone.  These are:

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

•                                          Protocol BT-18, involving a study of intravenous administration of Antineoplastons A10 and AS2-1 in the treatment of “mixed glioma,” a type of PMBT.

•                                          Protocol BT-23, involving a study of intravenous administration of Antineoplastons A10 and A2-1 in children with visual pathway glioma.

There can be no assurance that the results of any of these trials can be repeated or that the other clinical trials will result in the same or similar responses.

The results of Protocols BT-9, BT-11, BT-13, BT-15, BT-18 and BT-23 are set forth below (as of May 18, 2004).

Protocol Number	Patients Accrued	Evaluable Patients	Patients Showing Complete Response	%	Patients Showing Partial Response	%	Patients Showing Stable Disease	%	Patients Showing Progressive Disease	%
BT-9	27	19	4	21.05%	6	31.58%	7	36.84%	2	10.53%
BT-11	32	23	4	17.39%	4	17.39%	7	30.43%	8	34.78%
BT-13	10	8	4	50.00%	2	25.00%	2	25.00%	0	0.00%
BT-15	25	18	3	16.67%	2	11.11%	7	38.89%	6	33.33%
BT-18	15	10	3	30.00%	1	10.00%	2	20.00%	4	40.00%
BT-23	11	6	3	50.00%	1	16.67%	2	33.33%	0	0.00%

The Phase II Study according to Protocol CAN-1 included 35 evaluable patients.  Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma.  The treatment with Antineoplastons A10 and AS2-1 resulted in 48.6% cases of objective responses and 31.4% cases of stable disease.  Most of the surviving patients have now been alive for over eleven years since the pathology diagnoses of their tumors were established.  One patient, suffering from low grade astrocytoma, has now been alive for over 18 years since pathology diagnosis.  The largest group of evaluable patients involved in the study had glioblastoma multiforme.  Six of the cases were classified as complete and partial responses, four obtained stabilization and four developed progression of the disease.  One of the glioblastoma patients is now alive and completely free from tumor for over eleven years after her pathology diagnosis.

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

Active Phase II Clinical Trials

Title of Protocol	Subject of Protocol and Date (as of May 17, 2004)	Number of Persons Enrolled	Number of Patients who may Participate in the Study
AD-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH CARCINOMA OF THE ADRENAL GLAND; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	4	40
BL-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH CARCINOMA OF THE BLADDER; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	4	40
BR-10	PROTOCOL FOR RANDOMIZED CONTROLLED TRIAL COMPARING METHOTREXATE TREATMENT ALONE TO THE COMBINATION OF METHOTREXATE AND ANTINEOPLASTON A10; Revised 4/12/97; Revised 7/28/97.	8	40
BR-14	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 CAPSULES IN PATIENTS WITH ADVANCED BREAST CANCER; 8/26/96; Revised 12/10/96; Revised 4/12/97.	7	40
BT-6	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 INFUSIONS IN CHILDREN WITH HIGH GRADE GLIOMA; March 1996.	9	40
BT-7	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH GLIOBLASTOMA MULTIFORME; March 1996.	38	40
BT-8	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH ANAPLASTIC ASTROCYTOMA; Revised 4/14/97; Revised 9/15/97.	15	40
BT-9	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	27	40
BT-10	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN CHILDREN WITH BRAIN TUMORS; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	13	40
BT-11	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH BRAIN STEM GLIOMA; Revised 5/15/96; Revised 7/11/96; Revised 9/28/96; Revised 5/10/97.	32	40
BT-12	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN CHILDREN WITH PRIMITIVE NEUROECTODERMAL TUMORS; (PNET) Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	12	40
BT-13	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN CHILDREN WITH LOW GRADE ASTROCYTOMA; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97; Revised 9/5/97.	10	40

Title of Protocol	Subject of Protocol and Date (as of May 17, 2004)	Number of Persons Enrolled	Number of Patients who may Participate in the Study
BT-14	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN CHILDREN WITH RHABDOID TUMOR OF THE CENTRAL NERVOUS SYSTEM; Revised 5/17/96; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	4	40
BT-15	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN ADULT PATIENTS WITH ANAPLASTIC ASTROCYTOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97; Revised 9/5/97.	25	40
BT-17	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN ADULT PATIENTS WITH OLIGODENDROGLIOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	12	40
BT-18	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN ADULT PATIENTS WITH MIXED GLIOMA; Revised 7/26/96; Revised 10/4/96; Revised 12/9/96; Revised 4/14/97.	15	40
BT-21	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN ADULT PATIENTS WITH PRIMARY MALIGNANT BRAIN TUMORS; Partially Amended, pg. 9/5/95; Revised 9/10/96; Revised 4/14/97; Revised 8/25/97.	30	40
BT-22	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN CHILDREN WITH PRIMARY MALIGNANT BRAIN TUMORS; Partially Amended, pg. 11/5/97; Revised 4/14/97; Revised 9/10/97.	6	40
BT-23	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 INFUSIONS IN CHILDREN WITH VISUAL PATHWAY GLIOMA; 5/22/96; Revised 11/18/96; Revised 4/14/97.	11	40
BT-24	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 INFUSIONS IN PATIENTS WITH EPENDYMOMA; 5/15/96; Revised 11/18/96; Revised 4/14/97.	9	40
BT-34	PHASE II STUDY OF MAINTENANCE TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1 CAPSULES FOR PATIENTS WITH MALIGNANCIES IN COMPLETE RESPONSE FOLLOWING INITIAL INTRAVENOUS TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1. Approved 12/5/2002; Revised 3/27/2003.	5	20
BT-35	PHASE II STUDY OF MAINTENANCE TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1 CAPSULES FOR PATIENTS WITH MALIGNANCIES IN PARTIAL RESPONSE OR STABLE DISEASE FOLLOWING INITIAL INTRAVENOUS TREATMENT WITH ANTINEOPLASTONS A10 AND AS2-1. Approved 12/5/2002; Revised 1/22/2003.	1	20
CO-03	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 CAPSULES IN PATIENTS WITH ADENOCARCINOMA OF THE COLON; Revised 8/12/96; Revised 12/21/96.	9	40
ES-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH ADENOCARCINOMA OF THE ESOPHAGUS; Revised 7/9/96; Revised 9/10/96; Revised 10/30/96; Revised 4/14/97.	8	40

Title of Protocol	Subject of Protocol and Date (as of May 17, 2004)	Number of Persons Enrolled	Number of Patients who may Participate in the Study
LA-04	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH LARGE CELL, UNDIFFERENTIATED CARCINOMA OF THE LUNG; Revised 7/20/96; Revised 9/28/96; Revised 12/11/96; Revised 4/14/97.	9	40
LY-03	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH NONHODGKIN’S LYMPHOMA; Revised 7/11/96; Revised 9/28/96; Revised 4/14/97.	4	40
LY-06	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH NONHODGKIN’S LYMPHOMA, LOW GRADE; Revised 6/22/96; Revised 8/12/96; Revised 9/28/96; Revised 10/23/96; Revised 5/11/97.	31	40
LY-09	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH MANTLE ZONE LYMPHOMA; Revised 6/22/96; Revised 9/10/96; Revised 4/14/97.	5	40
LY-12	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH PRIMARY CENTRAL NERVOUS SYSTEM LYMPHOMA; Revised 9/10/96; Revised 4/14/97.	0	40
MA-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH MESOTHELIOMA; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	7	40
ME-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH MALIGNANT MELANOMA; Revised 7/26/96; Revised 10/4/96; Revised 4/14/97.	12	40
MM-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH MULTIPLE MYELOMA; Revised 7/26/96; Revised 10/2/96.	5	40
NE-2	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH NEUROENDOCRINE TUMORS; Revised 7/9/96; Revised 9/10/96; Revised 4/14/97.	6	40
PA-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH CARCINOMA OF THE PANCREAS; Revised 7/20/96; Revised 9/28/96; Revised 4/14/97.	14	40
PR-06	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 CAPSULES IN COMBINATION WITH TOTAL ANDROGEN BLOCKADE IN PATIENTS WITH ADENOCARCINOMA OF THE PROSTATE; 8/1/97; Revised 8/25/97.	2	40
UP-02	PHASE II STUDY OF ANTINEOPLASTONS A10 AND AS2-1 IN PATIENTS WITH CARCINOMA OF AN UNKNOWN PRIMARY; Revised 7/8/96; Revised 9/10/96; Revised 4/14/97.	7	40

Government Regulation

The FDA imposes substantial requirements upon, and conditions precedent to, the introduction of therapeutic drug products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time consuming procedures.  To obtain FDA approval for Antineoplastons, we must submit extensive preclinical and clinical data and supporting information to the FDA to establish the safety and efficacy of Antineoplastons.  The approval process takes many years, requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies.  Additional government regulation may be established that could prevent or delay regulatory approval of Antineoplastons.  Moreover, there can be no assurance that the

Company can satisfy FDA requirements to gain approval for Antineoplastons in the United States or that FDA approval for the sale of Antineoplastons in the United States will be obtained.  If regulatory approval is granted, the approval may include significant limitations on the indicated uses for which Antineoplastons may be marketed.

The effect of the FDA drug approval process for Antineoplastons may impose costly procedures upon the Company’s activities which may furnish a competitive advantage to the other companies that compete with the Company in the field of cancer treatment drugs.  The extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

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

In order to conduct a clinical trial of a new drug in humans, a sponsor must prepare and submit to the FDA a comprehensive IND.  Such application must contain an investigator’s brochure, a description of the composition, manufacture and control of the drug substance and the drug product, sufficient information to assure the proper identification, quality, purity and strength of the investigational drug, a description of the drug substance, including its physical, chemical, and biological characteristics, the general method of preparation of the drug substance, a list of all components including interactive ingredients, adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation and a summary of any previous human experience with the drug.  Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well-documented clinical experience in place of some other pre-clinical work.

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

Assuming successful completion of the clinical studies, the results of the studies, together with other detailed information, including, among other information, details concerning the manufacture and composition of the drug, proposed labeling, environmental impact and the scientific rationale for the drug, its intended use and the potential benefits of the drug product, are submitted to the FDA in the form of an NDA requesting approval to market the drug.  If the FDA finds the NDA submission and the manufacturing process to be acceptable, the FDA will issue an approval letter.  If the FDA does not find the NDA submission or the manufacturing process to be sufficient, it will issue a “not approvable letter” describing the deficiencies in the NDA and allowing the NDA applicant to either amend the NDA, withdraw the NDA or request a hearing.  Even if the NDA is amended or a hearing is held, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval.  In addition, as a result of the Company’s use of Milestones to predict the benefits of Antineoplastons, the FDA may subject any such approval to the requirement that the Company study the drug further, to verify and describe its clinical benefit (Phase IV testing).  Further, the FDA may also impose post-marketing restrictions on Antineoplastons.  The FDA may withdraw approval of any drug if the Phase IV trials fail to verify clinical benefit, use of the drugs demonstrates that post-marketing restrictions are inadequate to assure safe use of the drug, the Company fails to adhere to the post-marketing restrictions agreed upon, the promotional materials are false or misleading or other evidence demonstrates that the drug is not shown to be safe or effective under its conditions of use.

The testing and approval process requires substantial time, effort and financial resources, and there can be no assurance that any approval will be granted for any product or that approval will be granted according to any schedule.  Moreover, if regulatory approval of a drug is granted, the approval will be limited to specific indications.  There can be no assurance that any of the Company’s product candidates will receive regulatory approvals for commercialization.

The FDA has implemented an accelerated review process for pharmaceutical agents that treat serious or life-threatening disease and conditions, subject to payment of user fees.  Approval may be conditioned on a requirement that, following product launch, a company continue to study the drug to verify and describe its clinical benefit.  Under “fast track” procedures, the FDA may withdraw approval on an expedited basis if the company fails to show due diligence in conducting post-marketing clinical trials or if the post-approval clinical trials fail to demonstrate that the product is safe or effective.  When appropriate, the Company intends to pursue opportunities for accelerated review of its products.  The Company cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of its products.

In enacting the Orphan Drug Act of 1983, Congress sought to provide incentives to promote the development of drugs for the treatment of rare diseases.  A drug may be considered for orphan drug designation if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or, even if the drug treats a disease affecting more than 200,000 people in the United States, the drug is not expected to be profitable from sales in the United States.  Subject to applicable laws and regulations, the first sponsor to obtain FDA marketing approval for a drug with orphan drug designation for the designated disease or condition receives limited marketing exclusivity for seven years; no other sponsor may bring to market the “same drug” for the treatment of the same disease or condition for a period of seven years from the date the application is approved by the FDA.  The Company plans to apply to the FDA in 2004 for orphan drug designation of Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.  A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation.  Due to numerous variables and uncertainties in this area, there can be no assurance that the Company will be able to complete an application for the orphan drug designation or if completed, that the FDA will approve such application.

Even if the regulatory approvals for the Company’s products are obtained, its products and its manufacturing facility are subject to continuous review and periodic inspection.  The FDA will require post-marketing reporting to monitor the safety of the Company’s products.  The Company’s drug manufacturing facility must be inspected and approved by the FDA and must comply with the FDA’s current good manufacturing practice regulations, which are strictly enforced.  Full technical compliance requires manufacturers to expend funds, time and effort in the area of production and quality control.  In addition, discovery of problems with a product after approval or failure to comply with applicable FDA or other applicable regulatory requirements may result in restrictions on a product, manufacturer, or holder of an approved NDA, including restrictions on the product, manufacturer or facility, including warning letters, suspension of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution.  New government requirements may be established that could delay or prevent regulatory approval of the Company’s products under development.

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds.  Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business.  The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials.  Additional federal, state and local laws and regulations affecting the Company may be adopted in the future.  Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company.  The Company spends approximately $102,000 per year on environmental compliance matters and expects to spend an additional $30,000 for repairs and upgrades during the fiscal year ending February 28, 2005.

Research And Development

The Company’s principal research and development efforts currently focus on Antineoplastons.  The anticancer activity of these compounds has been documented in preclinical studies employing the methods of cell culture, pharmacology, cell biology, molecular biology, experimental therapeutics and animal models of cancer.  At the level of Phase II clinical studies, the Company believes the anticancer activity of Antineoplastons is supported by preliminary results from ongoing, FDA-authorized, Phase II clinical trials.

The cellular mechanism underlying the anticancer effects of Antineoplastons continues to be investigated in both the Company’s own basic preclinical research program and in independent laboratories around the world.  A review of this work suggests several mechanisms that may underlie the antineoplastic activity of Antineoplastons.  For example, it has been found, in cell culture experiments, that Antineoplastons induce pathologically undifferentiated cancer cells to assume a more normal state of differentiation. Cell culture experiments have also shown that Antineoplaston components can kill some cancer cells by activating the cell’s intrinsic “suicide” program.  It must be noted that data collected in cell culture experiments may or may not indicate the mechanism of action of Antineoplastons in humans.

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

In addition to the original family of Antineoplaston compounds (the “Parental Generation”), the Company continues its development of a second generation of Antineoplastons.  In cell culture experiments the second generation Antineoplastons, which were developed by the Company, have been shown to be at least a thousand times more potent than the Parental Generation.

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

Total research and development costs for the fiscal years ended February 29, 2004 and February 28, 2003 were approximately $4,175,000 and $4,197,000, respectively.

Intellectual Property

Since 1984, seven patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Patents”) have been issued to Dr. Burzynski by the United States Patent Office and the Patent Offices of 33 other countries.  The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “License Agreement”).  Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the “Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer.  See “Certain Relationships and Related Transactions.”  The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.  The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions.  The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company.  The Company owns, pursuant to the License Agreement, exclusive rights to seven issued United States Patents and three issued Canadian Patents.  The Company has no patents in Mexico.  The Company has one patent application pending in the United States, two patent applications pending in Canada, and one patent application pending in Mexico.

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10.  The Initial Patents expire from September 11, 2001 to January 11, 2009, however the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

The sixth United States Patent (the “2000 U.S. Patent”) covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity.  The 2000 U.S. Patent expires on May 14, 2017.

The seventh United States Patent (the “2001 U.S. Patent”) is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate.  The 2001 U.S. Patent expires on July 23, 2018.

The three Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer) and (iii) Liposomal Formulation of Antineoplastons.  The Canadian Patents expire on November 14, 2006, June 4, 2002 and May 14, 2017, respectively; however, the Company does not believe the expiration of the Canadian Patents will have a material adverse effect on the Company.

The pending patent application in the United States relates to a divisional application to the 2001 U.S. Patent.  Should this patent be granted, of which there can be no assurance, it would expire in the year 2018.

The pending patent application in Canada relates to a treatment regimen for the administration of phenylacetylglutamine.  Should this patent be granted, of which there can be no assurance, it would expire in the year 2019.

The pending patent application in Mexico relates to a treatment regimen for the administration of phenylacetylglutamine.  Should this patent be granted, of which there can be no assurance, it would expire in the year 2019.

The Company has previously reported the issuance of an eighth United States patent related to the synthesis of 4-Phenylbutric Acid, but has determined that such patent is not applicable to the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons.

The Company also depends upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance upon trade secrets or confidentiality agreements rather than patents.

The Company’s success will depend in part on its ability to enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties in the United States, Canada, and Mexico.  Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes.  There can be no assurance that the Company will develop additional products and methods that are patentable or that present or future patents will provide sufficient protection to the Company’s present or future technologies, products and processes.  In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company’s patents or obtain access to the Company’s know-how or that others will not successfully challenge the validity of the Company’s patents or be issued patents which may prevent the sale of one or more of the Company’s product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business.  Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues.  No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company’s ability to avoid violating or infringing any patents issued to others.  Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed by the products of others.  Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time-consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company’s other activities.  An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

The Company depends upon the knowledge, experience and skills (which are not patentable) of its key scientific and technical personnel.  To protect its rights to its proprietary information, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements which prohibit the disclosure of confidential information to anyone outside the Company and require disclosure and assignment to the Company of their ideas, developments, discoveries and inventions.  There can be no assurance that these agreements will effectively prevent the unauthorized use or disclosure of the Company’s confidential information.

Competition

There are many companies, universities, research teams and scientists, both private and government-sponsored, that are engaged in research to produce cancer treatment agents and that have greater financial resources and larger research staffs and facilities than the Company.  In addition, there are other companies and entities, both private and government-sponsored, that are engaged in research aimed at compounds similar or related to the Company’s Antineoplastons.  To the extent that the United States Government also conducts research or supports other companies or individuals in their research, such companies or individuals may have a competitive advantage over the Company.

Employees

As of May 26, 2004, the Company had 6 employees, all of whom were full-time employees.  None of the Company’s employees is a party to a collective bargaining agreement.  The Company considers the relations with its employees to be good.

ITEM 2.                                  DESCRIPTION OF PROPERTY

The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

The Company conducts its business in premises owned by Dr. Burzynski and his wife, Dr. Barbara Burzynski (the “Burzynskis”).  Pursuant to arrangements with the Burzynskis (see “Certain Relationships and Related Transactions—Research Funding Arrangements”), the Company occupies (i) 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes and (ii) 540 square feet at 9432 Old Katy Road, Suite 200 for its executive offices.  Management of the Company believes that each of these properties is adequately covered by insurance.

ITEM 3.                                  LEGAL PROCEEDINGS

The Company’s activities are subject to regulation by various governmental agencies, including the FDA, which regularly monitor the Company’s operations and often impose requirements on the conduct of its clinical trials and other aspects of the Company’s business operations.  The Company’s policy is to comply with all such regulatory requirements.  From time to time, the Company is also subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice.  The Company seeks to minimize its exposure to claims of this type wherever possible.

Currently, the Company is not a party to any material pending legal proceedings.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company or any of its properties.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year ended February 29, 2004.

PART II

ITEM 5.                                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

After being removed from listing on the NASD Over-the-Counter Bulletin Board (“OTCBB”) on July 25, 2000, the Company’s Common Stock resumed trading on the OTCBB on October 15, 2001.  Between those dates, the Company’s Common Stock was trading in the “Grey Market,” which involves the trading of a security that is not listed on any stock exchange or quoted on the OTCBB or the National Quotation Bureau’s Pink Sheets.  Since October 15, 2001, the Company’s Common Stock has remained in good standing for trading on the OTCBB.  Nevertheless, a public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.  There can be no assurance that the market will provide significant liquidity for the Company’s Common Stock.  As a result, an investment in the Company’s Common Stock may be highly illiquid.  Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

The following table sets forth closing high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by Pink Sheets LLC).

	High	Low
2002 First Quarter	.06	.03
2002 Second Quarter	.11	.06
2002 Third Quarter	.075	.031
2002 Fourth Quarter	.07	.026
2003 First Quarter	.15	.05
2003 Second Quarter	.09	.06
2003 Third Quarter	.14	.06
2003 Fourth Quarter	.21	.07

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 4, 2004, there were approximately 2,072 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock.  Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to retain all of its earnings, if any, to finance the development and expansion of its business.  However, there can be no assurance that the Company can successfully expand its operations, or that such expansion will prove profitable.  Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

ITEM 6.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 29, 2004 and February 28, 2003 and the results of operations for the fiscal years ended February 29, 2004 and February 28, 2003.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.  The following discussion contains forward-looking statements.

Introduction

The Company has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA.  The

Company’s sole source of funding is Dr. Burzynski, who funds the Company’s operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company.  See “Certain Relationships and Related Transactions.”  Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services.  The Company is currently conducting approximately 36 FDA-approved clinical trials.  The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA.  See “Certain Relationships and Related Transactions.”

Results Of Operations

Fiscal Year Ended February 29, 2004 Compared to Fiscal Year Ended February 28, 2003

Research and development costs were approximately $4,175,000 and $4,197,000 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively.  The decrease of $22,000 or 0.5% was due to a decrease in material costs of $192,000, offset by an increase in personnel cost of $88,000, an increase in facility and equipment costs of  $40,000, an increase in consulting and quality control costs of $32,000, and an increase in other research and development costs of $10,000.

General and administrative expenses were approximately $196,000 and $206,000 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively.  The decrease of $10,000 or 5% was due to a decrease in legal and professional fees of $14,000 offset by an increase in other general and administrative expenses of $4,000.

The Company had net losses of approximately $4,384,000 and $4,420,000 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively.  The decrease in the net loss from 2003 to 2004 was primarily due to an overall decrease in research and development cost of the Company described above.

As of February 29, 2004, the Company had a total stockholders’ deficit of $(32,626).

Liquidity and Capital Resources

The Company’s operations have been funded entirely by Dr. Burzynski with funds generated from Dr. Burzynski’s medical practice.  Effective March 1, 1997, the Company entered into a Research Funding Agreement with Dr. Burzynski (the “Research Funding Agreement”), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company’s Antineoplaston research for that purpose.  Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company’s research expenses, including expenses to conduct the clinical trials.  Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company’s research activities.  The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business.  Dr. Burzynski pays the full amount of the Company’s monthly and annual budget of expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs.  In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as are in the current license between Dr. Burzynski and the Company.  Dr. Burzynski has unlimited and free access to all equipment which the Company owns, so long as such use does not conflict with the Company’s use of such equipment, including without limitation, all equipment used in the manufacturing of Antineoplastons used in the clinical trials.  The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following: (1) any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income, or (2) the net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

Effective February 29, 2004, the Company and Dr. Burzynski extended the term of the Research Funding Agreement until February 28, 2005, with an automatic renewal for two additional one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4,500,000 in the fiscal year ending February 28, 2005.  The Company estimates that ninety-six percent (96%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2005.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 21 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

ITEM 7.                                  FINANCIAL STATEMENTS

The Company’s Annual Financial Statements, Notes to Financial Statements and the report of Fitts, Roberts & Co., P.C., independent certified public accountants, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                         CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officer (who is the same person), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic Securities and Exchange Commission filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

PART III

ITEM 9.                                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages and positions of the Company’s directors and executive officers, including the directors and executive officers of the Company since March 1, 1997:

Name	Age	Office

Stanislaw R. Burzynski, M.D., Ph.D.	61	Director, President, Secretary, and Treasurer
Barbara Burzynski, M.D.	63	Director
Michael H. Driscoll, J.D.	58	Director
Carlton Hazlewood, Ph.D.	68	Director

STANISLAW R. BURZYNSKI, M.D., PH.D., has been the President and Chairman of the Board of Directors of the Company since its inception in 1984.  He also serves as the Company’s Secretary and Treasurer.  Dr. Burzynski is a physician in private practice in Houston, Texas specializing in the treatment of cancer.  Dr. Burzynski is the husband of Barbara Burzynski, M.D., who is a director of the Company.

Currently listed in Who’s Who In The World and a member in good standing with both the American and World Medical Associations, Dr. Burzynski is an internationally recognized physician and scientist who has pioneered the development and use of biologically active peptides in diagnosing, preventing, and treating cancer since 1967.  In 1967, Dr. Burzynski graduated with distinction with an M.D. degree from the Medical Academy in Lublin, Poland, finishing first in his class of 250, and he subsequently earned his Ph.D. in Biochemistry.

From 1970 to 1977, he was a researcher and Assistant Professor at Baylor College of Medicine in Houston.  At Baylor, Dr. Burzynski’s research was sponsored and partially funded by the National Cancer Institute.  Also at Baylor, he authored and co-authored sixteen publications, including five concerning his research on peptides and their effect on human cancer.  Four of these publications were also co-authored by other doctors associated with M.D. Anderson Hospital and Tumor Institute and Baylor College of Medicine.  In May 1977, Dr. Burzynski received a Certificate of Appreciation from Baylor College of Medicine and in that same year founded the Company.

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology and has privileges at Twelve Oaks Medical Center at River Oaks located near the Burzynski Research Institute in Houston.  He is the author of 191 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 171 patents covering 39 countries for his Antineoplaston treatment.  Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997.  He also serves as Chairman of the IRB, an independent review board for the Company’s clinical trials designated according to federal regulations.  Dr. Hazlewood currently operates his own consulting company, Research Consultant’s International, and is president of Petroclean, L.L.C.  He is also the owner of Applied Advanced Technology and BRI-IRB of Houston.  In addition, Dr. Hazlewood was employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, where he was a professor of Molecular Biology and Biophysics.  Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee.  Dr. Hazelwood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

Audit Committee Financial Expert

The Company has not established an Audit Committee.  Therefore, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 29, 2004 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions.  The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Old Katy Road, Suite 200, Houston, Texas 77055.

ITEM 10.                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principle Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)	($)	($)

Stanislaw R. Burzynski, M.D.,	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ph.D., President, Secretary and	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer(1)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert Waldbillig, Ph.D.,	2002	$110,512	-0-	-0-	-0-	-0-	-0-	-0-
Vice President of Research	2003	$113,400	-0-	-0-	-0-	-0-	-0-	-0-
	2004	$109,337	-0-	-0-	-0-	-0-	-0-	-0-

(1)                                  In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

Directors do not receive any compensation for serving as directors; however, directors are reimbursed for all ordinary and necessary expenses incurred in attending meetings of the Board of Directors or otherwise incurred in their capacity as directors.  In addition, any director also serving as a director of the IRB, the independent review board for the Company’s clinical trials designated according to federal regulations, is compensated by the IRB approximately $1,600 annually for serving as a director of the IRB.

ITEM 11.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 4, 2004, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)
Common Stock	Stanislaw R. Burzynski, M.D., Ph.D. 9432 Old Katy Road, Suite 200 Houston, Texas 77055	106,444,190 shares	81.01%
Common Stock	Barbara Burzynski, M.D. 9432 Old Katy Road, Suite 200 Houston, Texas 77055	106,444,190 shares	81.01%
Common Stock	Michael H. Driscoll 9432 Old Katy Road, Suite 200 Houston, Texas 77055	570,000 shares	0.43%
Common Stock	Carlton Hazlewood 9432 Old Katy Road, Suite 200 Houston, Texas 77055	0 shares	0.00%
Common Stock	All Current Directors and Executive Officers as a group	107,014,190	81.45%

(1)                                  Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 4, 2004.  Certain shares are deemed beneficially owned by more than one person listed in the table.

ITEM 12.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Burzynski is the President, Secretary, Treasurer and Chairman of the Board of the Company, as well as the beneficial owner of 81.01% of the Company’s outstanding Common Stock.  Since 1983, Dr. Burzynski has personally funded and supported the Company’s operations out of funds generated from his medical practice pursuant to various agreements with the Company.

License Agreement

The Company entered into the License Agreement with Dr. Burzynski which gives the Company the exclusive right in the Territory (composed of the United States, Canada and Mexico) to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all of his rights, title and interests in Antineoplastons in the treatment and diagnosis of cancer, including but not limited to any patent rights which may be granted in these countries.  The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition is filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company’s securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds.  Amendments to the License Agreement on April 24, 1984 and on March 1, 1990 granted Dr. Burzynski the limited right to manufacture, use, and exploit Antineoplastons in the Company’s exclusive territory solely for the purpose of enabling Dr. Burzynski to treat patients in his medical practice until such date that the FDA may approve the sale of Antineoplastons for the treatment of cancer in the United States.

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

•                                          Dr. Burzynski agreed to pay the full amount of the monthly and annual budget of expenses for the operation of the Company, together with such other unanticipated but necessary expenses which the Company incurs.  Payments from Dr. Burzynski to the Company of the monthly budget shall be made in two equal installments on the first and fifteenth of each month;

•                                          In the event the research described in the agreement results in the approval of any additional patents, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as provided by the License Agreement;

•                                          Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns, so long as such use is not in conflict with the Company’s use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials;

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

Effective February 29, 2004 the term of the Research Funding Agreement was extended to February 28, 2005, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.  Subject to the foregoing, the term of the Research Funding Agreement is currently extended until February 28, 2005.

Royalty Agreement

The Company and Dr. Burzynski entered into the Royalty Agreement, pursuant to which Dr. Burzynski agreed to act as the principal clinical investigator of the clinical trials necessary for obtaining FDA approval for interstate marketing of Antineoplastons.  The Company and Dr. Burzynski agreed that in the event the Company receives FDA approval for interstate marketing and distribution, of which there can be no assurance, the Company shall pay Dr. Burzynski a royalty of 10% (ten percent) of the Company’s gross income, which royalty shall be paid on all gross receipts from all future sales, distributions and manufacture of Antineoplastons.

Pursuant to the Royalty Agreement, Dr. Burzynski retains the right to either (i) produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients, at any one time, without paying any fees to the Company or (ii) purchase from the Company Antineoplaston products to treat up to 1,000 patients, at any one time, at a price equal to cost plus 10% (ten percent).  Dr. Burzynski has the right to lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price.  The Royalty Agreement further provides that the Company will have the right, when and if Antineoplastons are approved for use and sale by the FDA, (i) to produce all Antineoplaston products to be sold or distributed in the United States, Canada and Mexico for the treatment of cancer and (ii) to lease from Dr. Burzynski the entire premises located at 12707 Trinity Drive, Stafford, Texas at terms and rates competitive with those available in the real estate market at that time, provided that Dr. Burzynski does not need the facility for his use.

Other Transactions

Since Tadeusz Burzynski’s death on June 13, 1998, the Company has paid his widow, Zofia Burzynski, $1,000 per month as death benefit payments.  Tadeusz Burzynski was formerly an officer and a director of the Company and the brother of Dr. Burzynski.

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

10.6	Second Amendment to the Research Funding Agreement, effective as of February 29, 2004, by and between the Company and Dr. Stanislaw R. Burzynski, filed herewith.

10.7

Royalty Agreement, dated March 25, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(5) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.8

First Amended Royalty Agreement, dated September 29, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(6) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

24	Power of Attorney (Included with the Signature Page).

31	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

There were no reports on Form 8-K filed by the Company during the last quarter of fiscal year ended February 29, 2004.

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Description

Services Rendered	FYE Feb. 29, 2004	FYE Feb. 28, 2003

Audit Fees	$25,750	$18,750

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$25,750	$18,750

Audit Fees were for professional services rendered for the audit of BRI’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Fitts, Roberts & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal year 2004 or fiscal year 2003.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal year 2004 or fiscal year 2003.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal year 2004 or fiscal year 2003.

Audit Committee’s Pre-Approval Policies and Procedures.  As disclosed above in Item 9, the Company does not have an Audit Committee.  The Board of Directors has not adopted any pre-approval policies or procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burzynski Research Institute, Inc.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President,
Secretary, Treasurer (Chief Financial
Officer) and Chairman of the
Board of Directors
Date: May 28, 2004

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 28, 2004
President, Secretary, Treasurer (Chief Financial Officer), and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 30, 2004
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 29, 2004
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 30, 2004
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 29, 2004 and February 28, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 29, 2004 and February 28, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 29, 2004 and February 28, 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

May 24, 2004

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 29, 2004 and February 28, 2003

	2004	2003
ASSETS

Current assets

Cash and cash equivalents (Note 1)	$18,962	$1,926
Other current assets	1,000	—

Total current assets	19,962	1,926

Property and equipment, net of accumulated depreciation and amortization (Notes 1,4 and 5)	54,150	63,839

Total assets	$74,112	$65,765

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$56,114	$23,384
Accrued liabilities	50,624	47,068

Total current liabilities	106,738	70,452

Total liabilities	106,738	70,452

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	60,898,836	56,542,945
Discount on common stock	(100)	(100)
Retained deficit	(61,062,751)	(56,678,921)

Total stockholders’ equity (deficit)	(32,626)	(4,687)

Total liabilities and stockholders’ equity	$74,112	$65,765

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2004 and February 28, 2003

	2004	2003

Revenue
Other income	$500	$—

Operating expenses
Research and development (Notes 1 and 2)	4,175,174	4,197,298
General and administrative	195,732	205,581
Depreciation (Notes 1 and 4)	13,424	17,127

Total operating expenses	4,384,330	4,420,006

Net loss before provision for taxes	(4,383,830)	(4,420,006)

Provision for income tax (Notes 1 and 6)	—	780

Net loss	$(4,383,830)	$(4,420,786)

Earnings per share information:
Basic and diluted (Loss) per common share	$(0.0334)	$(0.0336)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended February 29, 2004 and February 28, 2003

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance February 28, 2002	$131,389	$52,160,847	$(100)	$(52,258,135)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	712,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	3,670,098	—	—

Net loss	—	—	—	(4,420,786)

Balance February 28, 2003	131,389	56,542,945	(100)	(56,678,921)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	679,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	3,676,891	—	—

Net loss	—	—	—	(4,383,830)

Balance February 29, 2004	$131,389	$60,898,836	$(100)	$(61,062,751)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2004 and February 28, 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,383,830)	$(4,420,786)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,424	17,127
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	3,676,891	3,670,098
(Increase) decrease in
Other current assets	(1,000)	—
Increase (decrease) in
Accounts payable	32,730	12,018
Accrued liabilities	3,556	598

NET CASH (USED) IN OPERATING ACTIVITIES	(658,229)	(720,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,735)	(11,714)

NET CASH (USED) IN INVESTING ACTIVITIES	(3,735)	(11,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	679,000	712,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	679,000	712,000

NET INCREASE (DECREASE) IN CASH	17,036	(20,659)

CASH AT BEGINNING OF YEAR	1,926	22,585

CASH AT END OF YEAR	$18,962	$1,926

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Income taxes	$—	$2,830
Interest	$58,023	$70,829

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski) have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products knows as “antineoplastons”, which he has licensed to the Company.

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

BRI’s administrative offices are located in Houston, Texas; its research and production facilities are in Stafford, Texas. The Company operates primarily as a research and development facility of antineoplaston drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  Segment information is not presented since all of the Company’s operations are attributed to a single reportable segment.  The Company has had no significant revenue from external sources.  BRI is currently conducting clinical trials on various antineoplastons in accordance with FDA regulations, however, at this time none of the antineoplaston drugs have received FDA approval; further, there can be no assurance FDA approval will be granted.

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 29, 2004, the Company had a working capital deficit of approximately $87,000 and accumulated deficit of approximately $61,100,000.  For the years ended February 29, 2004 and February 28, 2003 the Company incurred losses of approximately $4,384,000 and $4,421,000, respectively.

Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

BRI is economically dependent on its funding from Dr. Burzynski through his medical practice.  Management estimates that approximately one-third of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs which the FDA regulates.  The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice.  The risks associated with Dr. Burzynski’s medical practice directly affect his ability to fund the operations of BRI.

It is the intention of the directors and management to seek additional capital through the sale of securities.  The proceeds from such sales will be used to fund BRI’s operating deficit until it achieves positive operating cash flow.  However, there can be no assurance that the Company will be able to raise such additional capital.

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

Income Taxes

The Company uses the liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rate applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are taxed directly to Dr. Burzynski and are not included in the Company’s tax provision.  The portion of the Texas franchise tax that is based on income is treated as income taxes and included in the income tax provision.

Loss Per Common Share

Basic and diluted loss per common share information for all periods is presented under the requirements of FASB Statement No. 128, “Earnings per share”.  Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their inclusion would be antidilutive.

Research and Development

Research and development cost are charged to operations in the year incurred.  Equipment used in research and development activities, which have alternative uses, are capitalized.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  The significant estimates are the allocation of payroll and other expenses between the clinical trial expenses reported with Burzynski Research Institute, Inc. expenses and Dr. Burzynski’s medical practice expenses.  Actual results could differ from those estimates.

Stock Options

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25, as further described in Note 7.  Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees.  No additional compensation expense would be incurred during 2004 or 2003 if compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value approach of SFAS 123.

2.                                      Agreements With, and Other Related Party Transactions:

The Company has agreements with its majority shareholder and President Dr. Burzynski as further described below:

License Agreement

Dr. Burzynski is the owner of patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with antineoplastons.  The United States Patent Office and Patent Offices and Patent Officers of twenty-eight other countries have issued the patents.  The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement.

The License Agreement grants to the Company the exclusive right, in the United States, Canada, and Mexico, to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in antineoplaston drugs in the treatment and diagnosis of cancer.  The Company will not be able to exploit such rights until such time as antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States and the appropriate authority in Canada and Mexico.

The Agreement gives Dr. Burzynski the right to distribute, use and otherwise exploit antineoplastons in connection with treatment of patients in his medical practice until such time as the FDA approves them for sale.

The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company’s securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds.

Under the License Agreement, the Company currently owns exclusive rights to seven (7) issued United States Patents and three (3) issued Canadian Patents.  The Company has no patents in Mexico.  The Company has one (1) pending patent application in the United States, one (1) pending patent application in Canada and one (1) in Mexico.

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii)  Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10.  The Initial Patents expire from December 12, 2001 to January 11, 2009; however, the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

The sixth United States Patent (the “2000 U.S. Patent”) covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity.  The 2000 U.S. Patent expires May 14, 2017.

The seventh United States Patent (the “2001 U.S. Patent”) is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate.  The 2001 U.S. Patent expires on July 23, 2018.

The Company has previously reported the issuance of an eighth United States patent related to the synthesis of 4-Phenylbutric Acid, but has determined that such patent is not applicable to the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons.

The first two Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, and (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer).  The Canadian Patents expire on November 14, 2006 and June 4, 2002, respectively.  However, the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

The third Canadian Patent (the “2004 Canadian Patent”) covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity.  The 2004 Canadian Patent expires May 14, 2017.

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

2.                                       Dr. Burzynski agrees to fund in its entirety all basic research, which BRI undertakes in connection with the development of other antineoplastons or refinements to existing antineoplastons for the treatment of cancer.

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

6.                                       Dr. Burzynski shall have unlimited and free access to all equipment which BRI owns, so long as such use is not in conflict with BRI’s use of such equipment, including without limitation to all equipment used in manufacturing of antineoplastons used in the clinical trials.

7.                                       The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

a.                                       Any income which BRI receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity.

b.                                      The net proceeds of any stock offering or private placement, which BRI receives during the term of the engagement up to a maximum of $1,000,000 in a given BRI fiscal year.

8.                                       The initial term of the agreement expired March 1, 2001 and was extended until March 1, 2004.  The agreement was amended February 29, 2004 to extend one additional year, renewing automatically for two successive one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

9.                                       The agreement shall automatically terminate in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of BRI, or is removed as President and/or Chairman of the Board of BRI, unless he notifies BRI in writing his intention to continue the agreement notwithstanding this automatic termination provision.

Royalty Agreement

The Company entered into a royalty agreement with Dr. Burzynski whereby upon receiving FDA approval for interstate marketing and distribution, the Company agrees to pay Dr. Burzynski a royalty interest equivalent to 10% of the Company’s gross income, which royalty interest shall include gross receipts from all future sales, distributions and manufacture of antineoplastons.  Dr. Burzynski will have the right to either produce antineoplaston products for use in his medical practice to treat up to 1,000 patients without paying any fees to the Company, or purchase from the Company antineoplaston products for use in his medical practice to treat up to 1,000 patients at a price of the Company’s cost to produce the antineoplaston products plus 10%.  Dr. Burzynski will also have the right to either lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price.  The Company will also have the right to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at arms-length terms at rates competitive with those available in the market at that time, provided that Dr. Burzynski does not need the facility for his use.

The term of this agreement is indefinite and will continue until such time as both parties agree it is not in their mutual interest to continue.

Other Related Party Transactions

Dr. Burzynski owns the production facility located at Trinity Drive.  There is no formal lease agreement between Dr. Burzynski and BRI, however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building.  In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use.  The actual facility costs are included in the financial statements as set forth in note 5.  In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows BRI the use of some office space at no charge to the Company.  Since May of 2000, Dr. Burzynski’s entire salary is paid through his medical practice and he is not compensated by BRI for his services.

The Company has received all significant funding from Dr. Burzynski through either cash contributed to BRI or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski.

	2004	2003

Capital contributed	$679,000	$712,000
Clinical trial costs paid direct	$3,676,891	$3,670,098

3.                                      Employee Benefits:

The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Employees pay pre-tax premiums from $40 to $400 per month depending upon the insurance coverage selected by the employee.  Employees can select from two coverage plans, which have either a $200 or $300 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $1,000,000 per covered participant.  Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $181,094 for 2004 and $221,153 for 2003, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.

4.                                      Property and Equipment:

Property and equipment consists of the following as of February 29th  and 28th:

	Estimated Useful Lives	2004	2003

Production equipment	5 - 10 years	$3,314,342	$3,314,342
Leasehold improvements	5 - 31.5 years	1,543,490	1,543,490
Furniture and equipment	5 - 10 years	634,755	631,020
Equipment	4 - 5 years	288,943	288,943
Total property and equipment		5,781,530	5,777,795

Accumulated depreciation and amortization		(5,727,380)	(5,713,956)

		$54,150	$63,839

Depreciation and amortization expense for the years ended February 29, 2004, and February 28, 2003 was $13,424 and $17,127, respectively.

5.                                      Lease Commitments:

The Company leases certain equipment under agreements, which are classified as operating leases.  Rent expense incurred under these leases was approximately $68,233 and $9,077 for the years ended February 29, 2004, and February 28, 2003, respectively.  All lease agreements are on a month-to-month basis.

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement, however, the facility’s costs are included in the accompanying financial statements.  Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Interest, insurance, property taxes and building depreciation totaled $166,679 and $182,216 for 2004 and 2003, respectively.

6.                                      Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 29, 2004 and February 28, 2003 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2004	2003

Expected benefit	$(1,490,502)	$(1,502,802)
Taxed directly to Dr. Burzynski	1,490,492	1,503,067
Other adjustments	2,639	(201)
Change in valuation allowance	(2,629)	(64)
Texas franchise tax, based on income	—	780

Income tax expense	$—	$780

The components of the Company’s deferred income tax assets as of February 29, 2004 and February 28, 2003 are as follows:

	2004	2003

Deferred tax assets:

Net operating loss carryforwards	$376,076	$355,777
Excess book depreciation	23,408	39,348
Accrued expenses	5,229	6,959
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	447,316	444,687
Less valuation allowance	(447,316)	(444,687)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $1,106,108 as of February 29, 2004.  The net operating loss carryforwards expire as follows:

Year ending February 28, or 29,

2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706

In addition, the Company has alternative minimum tax credit carryforwards of $42,603.

7.                                      Stock Options:

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (FAS 123) defines a fair value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period of the award, which is usually the vesting period.  However, FAS 123 also allows entities to continue to measure compensation costs for employee stock compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).  The Company has adopted FAS 123 and has elected to remain with the accounting prescribed by APB 25.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer of the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of February 29, 2004.

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

The Company produced antineoplaston products to treat approximately 100 patients during the years ended February 29, 2004 and February 28, 2003.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately fifty nine percent and sixty one percent of the chemicals used in producing antineoplastons from a single supplier during the years ended February 2004 and 2003, respectively.  The Company has established an additional vendor to supply these chemicals.