Form 10QSB
period 2004-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2004-07-15
CIK 724445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

OMB APPROVAL
OMB Number: 3235-0416
Expires: February 28, 2006
Estimated average burden hours per response: 182

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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
As of May 4, 2004, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	May 31, 2004	February 29, 2004
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$15,647	$18,962
Other current assets	250	1,000
TOTAL CURRENT ASSETS	15,897	19,962

Property and equipment, net of accumulated depreciation and amortization	52,830	54,150

TOTAL ASSETS	$68,727	$74,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$45,170	$56,114
Accrued liabilities	47,183	50,624
CURRENT AND TOTAL LIABILITIES	92,353	106,738

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	62,200,757	60,898,836
Discount on common stock	(100)	(100)
Retained deficit	(62,355,672)	(61,062,751)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(23,626)	(32,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,727	$74,112

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31, 2004	May 31, 2003

Operating expenses
Research and development	$1,234,959	$1,011,388
General and administrative	56,642	48,935
Depreciation	1,320	4,503
Total operating expenses	1,292,921	1,064,826

Net (loss) before income tax	(1,292,921)	(1,064,826)

Provision for income tax	—	—

NET (LOSS)	$(1,292,921)	$(1,064,826)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.0098)	$(0.0081)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance, February 29, 2004	$131,389	$60,898,836	$(100)	$(61,062,751)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	177,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	1,124,921	—	—

Net loss	—	—	—	(1,292,921)

Balance, May 31, 2004	$131,389	$62,200,757	$(100)	$(62,355,672)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31, 2004	May 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,292,921)	$(1,064,826)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,320	4,503
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,124,921	861,341
(Increase) decrease
Other current assets	750	(1,433)
Increase (decrease)
Accounts payable	(10,944)	22,992
Accrued liabilities	(3,441)	15,676
NET CASH (USED BY) OPERATING ACTIVITIES	(180,315)	(161,747)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of equipment	—	(267)
NET CASH (USED BY) INVESTMENT ACTIVITIES	—	(267)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	177,000	185,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	177,000	185,000

NET (DECREASE) INCREASE IN CASH	(3,315)	22,986

CASH AT BEGINNING OF PERIOD	18,962	1,926

CASH AT END OF PERIOD	$15,647	$24,912

See accompanying notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTE A.               BASIS OF PRESENTATION

The financial statements of Burzynski Research Institute, Inc., a Delaware corporation (the “Company”), include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) within his medical practice, related to the conduct of U.S. Food and Drug Administration (“FDA”) approved clinical trials for Antineoplaston drugs used in the treatment of cancer. These expenses have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of the Company, and also is the inventor and original patent holder of certain drug products known as “Antineoplastons,” which he has licensed to the Company.

The Company and Dr. Burzynski have entered various agreements which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once an Antineoplaston drug is approved for sale by the FDA.

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for use in the treatment of cancer.  The Company is currently conducting clinical trials on various Antineoplastons in accordance with FDA regulations.  At this time, however, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2004 and February 29, 2004, results of operations for the three months ended May 31, 2004 and 2003, and cash flows for the three months ended May 31, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2004.

NOTE B.               ECONOMIC DEPENDENCY

The Company has not generated significant revenues since its inception and has suffered losses from operations, has a working capital deficit and has an accumulated deficit.  Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has entered into various agreements to continue such funding.

The Company is economically dependent on its funding through Dr. Burzynski’s medical practice.  A significant portion of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs, which are regulated by the FDA.  The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation, and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice.  The risks associated with Dr. Burzynski’s medical practice directly affect his ability to fund the operations of the Company.

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

NOTE C.               INCOME TAXES

The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months Ended
	May 31, 2004	May 31, 2003

Expected expense (benefit)	$(439,593)	$(362,041)
Taxed directly to Dr. Burzynski	439,788	355,756
Nondeductible expenses and other adjustments	2,865	(2,556)
Change in valuation allowance	(3,060)	8,841

Provision for income tax	$—	$—

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2004, and the results of operations for the three months ended May 31, 2004.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  The Company is currently conducting approximately 36 FDA-approved clinical trials.  The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

The Company has applied for orphan drug designation of Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.  A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation.  Due to numerous variables and uncertainties in this area, there can be no assurance that the FDA will approve the Company’s orphan drug application.

Results of Operations

Three Months Ended May 31, 2004 Compared to Three Months Ended May 31, 2003

Research and development costs were approximately $1,236,000 and $1,011,000 for the three months ended May 31, 2004 and 2003, respectively.  The increase of $225,000 or 22% was due to increases in personnel cost of $226,000, material costs of $14,000 and facility and equipment costs of $17,000, decreased by decreases in consulting and quality control costs of $17,000 and other research and development costs of $15,000.

General and administrative expenses were approximately $56,000 and $49,000 for the three months ended May 31, 2004 and 2003, respectively.  The increase of $7,000 or 14% was due to increases in legal and professional fees of $16,000, decreased by decreases in other general and administrative expenses of $9,000.

The Company had net losses of approximately $1,293,000 and $1,065,000 for the three months ended May 31, 2004 and 2003, respectively.  The increase in the net loss from 2003 to 2004 is primarily due to the increases in research and development costs and general and administrative expenses.  As of May 31, 2004, the Company has a total stockholders’ deficit of $23,626.

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

The Company estimates that it will spend an aggregate amount of approximately $3,400,000 during the last three quarters of the fiscal year ending February 28, 2005 and that it will spend approximately $1,100,000 during the first quarter of the fiscal year ending February 28, 2006.  The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the first quarter of the fiscal year ending February 28, 2006.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 3.    Controls and Procedures.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

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
Stanislaw R. Burzynski
President, Secretary,
Treasurer (Chief Financial Officer) and
Chairman of the Board of Directors

Date: July 14, 2004