Form 10QSB
period 2004-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2004-10-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 12, 2004, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I— FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	August 31, 2004	February 29, 2004
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$25,361	$18,962
Other current assets	—	1,000

TOTAL CURRENT ASSETS	25,361	19,962

Property and equipment, net of accumulated depreciation and amortization	$51,510	$54,150

TOTAL ASSETS	$76,871	$74,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$85,624	$56,114
Accrued liabilities	46,749	50,624
CURRENT AND TOTAL LIABILITIES	132,373	106,738

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	63,380,978	60,898,836
Discount on common stock	(100)	(100)
Retained deficit	(63,567,769)	(61,062,751)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(55,502)	(32,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,871	$74,112

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003

Operating expenses
Research and development	$1,148,941	$1,084,843	$2,383,900	$2,096,231
General and administrative	61,836	50,642	118,478	99,577
Depreciation	1,320	4,503	2,640	9,006
Total operating expenses	1,212,097	1,139,988	2,505,018	2,204,814

Net (loss) before income tax	(1,212,097)	(1,139,988)	(2,505,018)	(2,204,814)

Provision for income tax
	—	—	—	—
NET (LOSS)	$(1,212,097)	$(1,139,988)	$(2,505,018)	$(2,204,814)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.0092)	$(0.0087)	$(0.0191)	$(0.0168)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance, February 29, 2004	131,389	$60,898,836	$(100)	$(61,062,751)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	323,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,159,142	—	—

Net loss	—	—	—	(2,505,018)

Balance, August 31, 2004	131,389	$63,380,978	$(100)	$(63,567,769)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Six Months Ended
	August 31, 2004	August 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,505,018)	$(2,204,814)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,640	9,006
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,159,142	1,810,560
(Increase) decrease
Other current assets	1,000	—
Increase (decrease)
Accounts payable	29,510	1,408
Accrued liabilities	(3,875)	11,821
NET CASH (USED BY) OPERATING ACTIVITIES	(316,601)	(372,019)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of equipment	—	(3,735)
NET CASH (USED BY) INVESTMENT ACTIVITIES	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	323,000	397,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	323,000	397,000

NET INCREASE (DECREASE) IN CASH	6,399	21,246

CASH AT BEGINNING OF PERIOD	18,962	1,926

CASH AT END OF PERIOD	$25,361	$23,172

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for use in the treatment of cancer.  The Company is currently conducting clinical trials on various Antineoplastons in accordance with FDA regulations.  At this time, however, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.  In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2004 and February 29, 2004, and results of operations for the three and six months ended August 31, 2004 and 2003, and cash flows for the six months ended August 31, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2004.

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

NOTE C.               INCOME TAXES

The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months Ended
	August 31, 2004	August 31, 2003

Expected expense (benefit)	$(439,593)	$(387,595)
Taxed directly to Dr. Burzynski	439,788	395,064
Nondeductible expenses and other adjustments	2,865	2,436
Change in valuation allowance	(3,060)	(9,905)

Provision for income tax	$—	$—

	Six Months Ended
	August 31, 2004	August 31, 2003

Expected expense (benefit)	$(851,706)	$(749,636)
Taxed directly to Dr. Burzynski	844,104	750,820
Nondeductible expenses and other adjustments	(5,819)	(120)
Change in valuation allowance	13,421	(1,064)

Provision for income tax	$—	$—

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2004, and the results of operations for the three months and six months ended August 31, 2004.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.  A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation.  In enacting the Orphan Drug Act of 1983, Congress sought to provide incentives to promote the development of drugs for the treatment of rare diseases.  A drug may be considered for orphan drug designation if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or, even if the drug treats a disease affecting more than 200,000 people in the United States, the drug is not expected to be profitable from sales in the United States.  Subject to applicable laws and regulations, the first sponsor to obtain FDA marketing approval for a drug with orphan drug designation for the designated disease or condition receives limited marketing exclusivity for seven years; no other sponsor may bring to market the “same drug” for the treatment of the same disease or condition for a period of seven years from the date the application is approved by the FDA.  Additionally, the designation qualifies Antineoplastons A10 and AS2-1 for possible funding to support clinical trials, and study design assistance from the FDA during development.

RESULTS OF OPERATIONS

Three Months Ended August 31, 2004 Compared to Three Months Ended August 31, 2003

Research and development costs were approximately $1,149,000 and $1,085,000 for the three months ended August 31, 2004 and 2003, respectively.  The increase of $64,000 or 6% was due to increases in personnel cost of $244,000, and facility and equipment costs of $25,000, reduced by decreases in material costs of $199,000, consulting and quality control costs of $2,000, and other research and development costs of $4,000.

General and administrative expenses were approximately $62,000 and $51,000 for the three months ended August 31, 2004 and 2003, respectively.  The increase of $11,000 or 22% was due to a increase in legal and professional fees of $13,000, reduced by decreases in other general and administrative expenses of $2,000.

The Company had net losses of approximately $1,212,000 and $1,140,000 for the three months ended August 31, 2004 and 2003, respectively.  The increase in the net loss from 2003 to 2004 is primarily due to the increase in research and development costs and general and administrative cost, due to the increases in personnel cost, facility and equipment costs, and professional fees reduced by the decrease in material costs.

Six Months Ended August 31, 2004 Compared to Six Months Ended August 31, 2003

Research and development costs were approximately $2,384,000 and $2,096,000 for the six months ended August 31, 2004 and 2003, respectively.  The increase of $288,000 or 14% was due to increases in personnel cost of $469,000, and facility and equipment costs of $42,000, reduced by decreases in material costs of $185,000, consulting and quality control costs of $19,000, and other research and development costs of $19,000

General and administrative expenses were approximately $118,000 and $100,000 for the six months ended August 31, 2004 and 2003, respectively.  The increase of $18,000 or 18% was due to an increase in legal and professional fees of $29,000, decreased by a decrease in other general and administrative expenses of $11,000.

The Company had net losses of approximately $2,505,000 and $2,205,000 for the six months ended August 31, 2004 and 2003, respectively.  The increase in the net loss from 2003 to 2004 is primarily due to the increase in research and development costs, and general and administrative costs mainly due to the increases in personnel cost, facility and equipment costs, and professional fees reduced by the decrease in material costs.  As of August 31, 2004, the Company has a total stockholders’ deficit of $55,502.

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

The Company estimates that it will spend an aggregate amount of approximately $2,300,000 during the last two quarters of the fiscal year ending February 28, 2005 and that it will spend approximately $2,200,000 during the first two quarters of the fiscal year ending February 28, 2006.  The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the first quarter of the fiscal year ending February 28, 2006.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 3.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation above.

PART II — OTHER INFORMATION

Item 6.    Exhibits

Exhibits

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) – (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burzynski Research Institute, Inc.

	By:	/s/ Dudley R. Anderson
Dudley R. Anderson
Chief Financial Officer

Date: October 15, 2004