Form 10KSB/A
period 2004-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2004-12-07
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed to include the signature of Fitts, Roberts & Co., P.C. to the Independent Auditor’s Report.  The signature to the Independent Auditor’s Report was inadvertently omitted from the Annual Report on Form 10-KSB as filed on June 1, 2004.  No other changes have been made to the Form 10-KSB and this Form 10-KSB/A does not otherwise modify or update the disclosure contained in the Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burzynski Research Institute, Inc.

By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President, Secretary, Treasurer (Chief Financial Officer) and Chairman of the Board of Directors

Date:  December 7, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski President, Secretary, Treasurer (Chief Financial Officer), and Chairman of the Board of Directors	Date: December 7, 2004

*
Barbara Burzynski Director	Date: December 7, 2004

*
Michael H. Driscoll Director	Date: December 7, 2004

*
Carlton Hazlewood Director	Date: December 7, 2004

*By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski Attorney-in-fact

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

May 24, 2004 Houston, Texas

F-3