Form 10QSB
period 2004-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2005-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 7, 2005, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I— FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	November 30,	February 29,
	2004	2004
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$27,398	$18,962
Other current assets		1,000

TOTAL CURRENT ASSETS	27,398	19,962

Property and equipment, net of accumulated depreciation and amortization	$50,190	$54,150

TOTAL ASSETS	$77,588	$74,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$59,390	$56,114
Accrued liabilities	43,466	50,624
CURRENT AND TOTAL LIABILITIES	102,856	106,738

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	64,572,455	60,898,836
Discount on common stock	(100)	(100)
Retained deficit	(64,729,012)	(61,062,751)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(25,268)	(32,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,588	$74,112

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003

Operating expenses
Research and development	$1,085,129	$827,183	$3,469,029	$2,923,414
General and administrative	74,793	56,481	193,272	156,058
Depreciation	1,320	4,503	3,960	13,509
Total operating expenses	1,161,242	888,167	3,666,261	3,092,981

Net (loss) before income tax	(1,161,242)	(888,167)	(3,666,261)	(3,092,981)

Provision for income tax	—	—	—	—

NET (LOSS)	$(1,161,242)	$(888,167)	$(3,666,261)	$(3,092,981)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.0088)	$(0.0068)	$(0.0279)	$(0.0235)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance, February 29, 2004	$131,389	$60,898,836	$(100)	$(61,062,751)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	545,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	3,128,619	—	—

Net loss	—	—	—	(3,666,261)

Balance, November 30, 2004	$131,389	$64,572,455	$(100)	$(64,729,012)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,666,261)	$(3,092,981)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,960	13,509
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	3,128,619	2,530,901
(Increase) decrease
Other current assets	1,000	—
Increase (decrease)
Accounts payable	3,276	42,886
Accrued liabilities	(7,158)	(3,228)
NET CASH (USED BY) OPERATING ACTIVITIES	(536,564)	(508,913)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of equipment	—	(3,735)
NET CASH (USED BY) INVESTMENT ACTIVITIES	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	545,000	522,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	545,000	522,000

NET INCREASE (DECREASE) IN CASH	8,436	9,352

CASH AT BEGINNING OF PERIOD	18,962	1,926

CASH AT END OF PERIOD	$27,398	$11,278

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company is currently conducting clinical trials on various Antineoplastons in accordance with FDA regulations.  At this time, however, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.  In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2004 and February 29, 2004, and results of operations for the three and nine months ended November 30, 2004 and 2003, and cash flows for the nine months ended November 30, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2004.

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

NOTE C.               INCOME TAXES

The actual provision for income tax for the three and nine months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	November 30,	November 30,
	2004	2003

Expected expense (benefit)	$(394,823)	$(301,978)
Taxed directly to Dr. Burzynski	408,316	287,406
Nondeductible expenses and other adjustments	(2,661)	—
Change in valuation allowance	(10,832)	14,572

Provision for income tax	$—	$—

	Nine Months
	November 30,	November 30,
	2004	2003

Expected expense (benefit)	$(1,246,529)	$(1,051,614)
Taxed directly to Dr. Burzynski	1,252,420	1,038,226
Nondeductible expenses and other adjustments	(8,480)	(120)
Change in valuation allowance	2,589	13,508

Provision for income tax	$—	$—

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of November 30, 2004, and the results of operations for the three months and nine months ended November 30, 2004.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  The Company is currently conducting approximately 35 FDA-approved clinical trials.  The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

Research and development costs were approximately $1,085,000 and $827,000 for the three months ended November 30, 2004 and 2003, respectively.  The increase of $258,000 or 31% was due to increases in personnel cost of $265,000, facility and equipment costs of $20,000, and consulting and quality control costs of $36,000, reduced by decreases in material costs of $58,000, and other research and development costs of $5,000.

General and administrative expenses were approximately $75,000 and $57,000 for the three months ended November 30, 2004 and 2003, respectively.  The increase of $18,000 or 32% was due to an increase in legal and professional fees of $19,000, reduced by decreases in other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,161,000 and $888,000 for the three months ended November 30, 2004 and 2003, respectively.  The increase in the net loss from 2003 to 2004 is primarily due to the increase in research and development costs and general and administrative cost, due to the increases in personnel cost, facility and equipment costs, and professional fees reduced by the decrease in material costs.

Nine Months Ended November 30, 2004 Compared to Nine Months Ended November 30, 2003

Research and development costs were approximately $3,469,000 and $2,923,000 for the nine months ended November 30, 2004 and 2003, respectively.  The increase of $546,000 or 19% was due to increases in personnel cost of $735,000, facility and equipment costs of $76,000, and consulting and quality control costs of $17,000, reduced by decreases in material costs of $242,000, and other research and development costs of $40,000.

General and administrative expenses were approximately $193,000 and $156,000 for the nine months ended November 30, 2004 and 2003, respectively.  The increase of $37,000 or 24% was due to an increase in legal and professional fees of $49,000, decreased by a decrease in other general and administrative expenses of $12,000.

The Company had net losses of approximately $3,666,000 and $3,093,000 for the nine months ended November 30, 2004 and 2003, respectively.  The increase in the net loss from 2003 to 2004 is primarily due to the increase in research and development costs, and general and administrative costs mainly due to the increases in personnel cost, facility and equipment costs, and professional fees reduced by the decrease in material costs.  As of November 30, 2004, the Company has a total stockholders’ deficit of $25,268.

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

The Company estimates that it will spend an aggregate amount of approximately $1,200,000 during the last quarter of the fiscal year ending February 28, 2005 and that it will spend approximately $3,600,000 during the first three quarters of the fiscal year ending February 28, 2006.  The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the first quarter of the fiscal year ending February 28, 2006.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

On November 4, 2004, the Company entered into a Financial Advisory and Consulting Agreement (“Agreement”) with Millennium Energy Ventures.com, LLC (“Financial Advisor”).  On December 4, 2004, the Company terminated such agreement.  The Company believes it terminated the Agreement properly and that it has no further obligations thereunder.  The Financial Advisor disputes certain aspects of such termination and claims additional payments are due from the Company under the Agreement.  On or about December 30, 2004, the Company filed for arbitration under the Agreement seeking refund from the Financial Advisor of the $25,000 payment the Company made under the Agreement, less committed third party obligations.  The Company anticipates the Financial Advisor may claim that it is owed the entirety of fees provided for under the Agreement, up to $100,000.  The Company estimates that its exposure, if any, is substantially less than such amount.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) – (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

On September 7, 2004, the Company furnished on Form 8-K under Item 8.01 a press release announcing that the United States Food and Drug Administration (FDA) granted orphan drug designation to Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma.

On October 11, 2004, the Company furnished on Form 8-K under Item 8.01 a press release announcing that twelve brain tumor survivors would tour the facilities of the Company in Stafford, Texas on October 15, 2004.

On October 14, 2004, the Company reported on Form 8-K under Item 5.02(c) that the Company’s Board of Directors appointed Mr. Dudley R. Anderson as the Company’s Chief Financial Officer.

On November 9, 2004, the Company filed on Form 8-K under Item 8.01 a press release announcing the signing of a Financial Advisory and Consulting Agreement with Millennium Energy Ventures.com, LLC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Burzynski Research Institute, Inc.

	By:	/s/	Dudley R. Anderson
Dudley R. Anderson
Chief Financial Officer

Date: January 14, 2005