Form 10KSB
period 2005-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2005-05-27
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2005

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

State issuer’s revenues for its most recent fiscal year:  $0.

As of May 3, 2005, 131,388,444 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $6,340,000 based on the last reported sales price on May 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:            None.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐;  No.  ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-KSB

FISCAL YEAR ENDED FEBRUARY 28, 2005

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.”  The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer.  Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world.  In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico.  In 2004, the FDA approved the designation of Antineoplastons as an “orphan drug” under the Orphan Drug Act of 1983.  See “—Antineoplastons A10 and AS2-1 for the Treatment of Brain Stem Glioma” below for a detailed description of this designation and its meaning.  The Company currently provides Antineoplastons solely for the use of Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

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

Antineoplastons are found in the bodily fluids of humans and food and were initially isolated by Dr. Burzynski from normal human blood and urine.  Dr. Burzynski believes these substances counteract the development of cancerous growth through a biochemical process which does not inhibit the growth of normal tissues.  To date, Dr. Burzynski has developed six formulations of natural Antineoplastons and six synthetic formulations of Antineoplastons.  All of the Phase II clinical trials currently sponsored by the Company involve the use of four formulations of synthetic Antineoplastons known as A10 and AS2-1 in capsules and injections.  The Company is also conducting laboratory research involving new generations of Antineoplastons A10 and AS2-1.

Antineoplastons A10 and AS2-1 for the Treatment of Brain Stem Glioma

The Company currently intends to focus its efforts on the clinical development of its Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma, which was the indication for which it received "orphan drug" designation by the FDA.  See the paragraph below for a description.  The Company anticipates meeting with the FDA during the current fiscal year to discuss its proposed clinical development of this treatment.

The research and development of this treatment is subject to numerous risks and uncertainties.  There can be no assurance that the Company will be able to develop this treatment on a timely basis or beyond that which has been completed to date.  In addition, the Company has no assurance that it will have sufficient capital available on acceptable terms or at all to continue its research and development of this treatment.  Finally, there is no assurance that the FDA will approve this treatment for commercial use even if the Company is able to develop it timely and has the resources available to do so.  See "Management's Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources" for more discussion of this treatment.

On September 7, 2004, the FDA granted “orphan drug” status to the Company’s Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma under the Orphan Drug Act of 1983.  In enacting the Orphan Drug Act of 1983, Congress sought to provide incentives to promote the development of drugs for the treatment of rare diseases.  A drug may be considered for orphan drug designation if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or, even if the drug treats a disease affecting more than 200,000 people in the United States, the drug is not expected to be profitable from sales in the United States.  Subject to applicable laws and regulations, the first sponsor to obtain FDA marketing approval for a drug with orphan drug designation for the designated disease or condition receives limited marketing exclusivity for seven years; no other sponsor may bring to market the “same drug” for the treatment of the same disease or condition for a period of seven years from the date the application is approved by the FDA.  A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation.  Please see “—Government Regulation” for a complete description of the regulatory approval process with the FDA and other regulatory agencies.

Phase II Clinical Trials

The Company began Phase II clinical studies in 1994 with four studies.  At that time, a number of patients were also receiving Antineoplastons at Dr. Burzynski’s clinic in Houston, Texas (the “Burzynski Clinic”) outside these clinical trials.  On February 23, 1996, the FDA requested that all then-current patients of the Burzynski Clinic desiring to continue Antineoplaston treatment be admitted to a Phase II Study, according to Protocol CAN-1.  This action resulted in the formation of six cohorts of patients in the CAN-1 study, with the largest group suffering from primary brain tumors.  New patients either were admitted to the CAN-1 study or have been admitted to one of the other studies sponsored by the Company, as appropriate.

The Company closed approximately half of its clinical trials during the past year due to low enrollment.  The Company currently sponsors 35 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations.  All clinical trials except one are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  The one exception involves the treatment of breast cancer using A10 capsules in combination with the FDA-approved drug Methotrexate.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations.  Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski.  See “Certain Relationships and Related Transactions.”  All of the clinical trials are conducted at the Burzynski Clinic.  Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled, and the BT-34 and BT-35 studies, in which up to 20 patients will be enrolled.  Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials.  Several types of controls are acceptable to the FDA.  One of these is a “Historic Control.”  Under a “Historic Control” if the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease who have not had medical intervention.  For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death.  If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug.

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

Where tumor size is used as the Milestone, each clinical trial protocol describes a “complete response” as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks.  A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks.  An “objective response” is described as either a complete or partial response for protocols AD-02, BL-02, BR-10, BR-14, BT-06, BT-09, BT-10, BT-11, BT-12, BT-13, BT-14, BT-15, BT-17, BT-18, BT-21, BT-22, BT-23, BT-24, BT-35,

CO-03, ES-02, LA-04, LY-03, LY-06, LY-09, LY-12, MA-02, NE-02, PA-02, PR-06 and UP-02.  “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks.  An objective response for protocols BT-07 and BT-20 is described as either complete or partial response or stable disease.  An objective response for protocol BT-34 is no sign of tumor recurrence.  An objective response for protocol MM-02 is at least 75% reduction in the production of serum myeloma protein, at least 95% reduction in myeloma proteins in urine and less than 5% bone marrow myeloma cells.  “Progressive disease” is described as more than 50% increase in total tumor mass or occurrence of new tumors.

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

As of April 19, 2005, ten of the prospective clinical trials have reached a Milestone.  These are:

•              Protocol BT–07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy.  This study is already completed.

•              Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors.

•              Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brain stem glioma.

•              Protocol BT-12, involving the study of Antineoplastons A10 and AS2-1 in children with primitive neuroectodermal tumors (PNET).’

•              Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma, a type of PMBT.

•              Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma, a type of PMBT.

•              Protocol BT-18, involving a study of Antineoplastons A10 and AS2-1 in the treatment of “mixed glioma,” a type of PMBT.

•              Protocol BT-20, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, which recurred after standard radiation and/or chemotherapy.  This study is already completed.

•              Protocol BT-23, involving a study of Antineoplastons A10 and AS2-1 in children with visual pathway glioma.

•              Protocol BT-34, involving the study of maintenance treatment with Antineoplastons A10 and AS2-1 capsules for patients with malignancies in complete response following initial intravenous treatment with Antineoplastons A10 and AS2-1.

There can be no assurance that the results of any of these trials can be repeated or that the other clinical trials will result in the same or similar responses.

The results of Protocols BT-07, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-23 and BT-34 are set forth below (as of April 19, 2005).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-07	40	23	2	8.7%	1	4.3%	2	8.7%	18	78.3%
BT-09	29	23	4	17.4%	6	26.1%	9	39.1%	4	17.4%
BT-11	34	24	5	20.8%	4	16.7%	7	29.2%	8	33.3%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	10	8	5	62.5%	1	12.5%	2	25.0%	0	0.0%
BT-15	25	18	3	16.7%	2	11.1%	7	38.9%	6	33.3%
BT-18	15	10	3	30.0%	1	10.0%	2	20.0%	4	40.0%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%
BT-34	5	5	5	100.0%		N/A		N/A		N/A

The Phase II Study according to Protocol CAN-1 included 35 evaluable brain tumor patients.  Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma.  The treatment with Antineoplastons A10 and AS2-1 resulted in 48.6% cases of objective responses and 34.4% cases of stable disease.  The largest group of evaluable patients involved in the study had glioblastoma multiforme.  Six of the cases were classified as complete and partial responses, four obtained stabilization and four developed progression of the disease.  One of the glioblastoma patients is now alive and completely free from tumor for over twelve years after her pathology diagnosis.

Notwithstanding the response results of the trials that have reached a Milestone, management believes it is likely that the FDA may require additional clinical trials based upon such protocols to be conducted by an institution not affiliated with the Company or Dr. Burzynski before advising that an NDA filing is warranted.  In addition, the FDA has indicated it will not accept the efficacy data, but will accept toxicity data generated by the Phase II study according to Protocol CAN-1 because the trial was partially retrospective.  At this time, the Company cannot predict if and/or when it will submit an NDA to the FDA, nor can the Company estimate the number or type of additional trials the FDA may require.  Further, there can be no assurance that an NDA for Antineoplastons, as a treatment for cancer, will ever be approved by the FDA.

No assurance can be given that any new IND for clinical tests on humans will be approved by the FDA for human clinical trials on cancer or other diseases, that the results of such human clinical trials will prove that Antineoplastons are safe or effective in the treatment of cancer or other diseases, or that the FDA would approve the sale of Antineoplastons in the United States.

Active Phase II Clinical Trials

The following table sets forth the title of each active Protocol, the subject of the Protocol with dates submitted to the FDA and approved by the IRB and the number of persons currently enrolled in each study.  All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed.  In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study, except for protocols BT-34 and BT-35, which have a maximum of 20 patients who may ultimately participate in the study.  The information in this table is updated as of April 19, 2005.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
AD-02	Carcinoma of the Adrenal Gland	4
BL-02	Carcinoma of the Bladder	4
BR-10	Protocol for Randomized Controlled Trial Comparing Methotrexate Treatment Alone to the Combination of Methotrexate and Antineoplaston A10	8
BR-14	Advanced Breast Cancer	7
BT-06	Children with High Grade Glioma	9
BT-07	Glioblastoma Multiforme, not treated with radiation and/or chemotherapy (completed and closed on July 1, 2004)	40
BT-08	Anaplastic Astrocytoma	15
BT-09	Brain Tumors	29
BT-10	Children with Brain Tumors	17
BT-11	Brain Stem Glioma	34
BT-12	Children with Primitive Neuroectodermal (PNET)	13
BT-13	Children with Low Grade Astrocytoma	10
BT-14	Children with Rhabdoid Tumor of the Central Nervous System	4
BT-15	Adult Patients with Anaplastic Astrocytoma	25
BT-17	Adult Patients with Oligodendroglioma	12
BT-18	Adult Patients with Mixed Glioma	15
BT-20	Glioblastoma Multiforme, which recurred after standard radiation and/or chemotherapy (completed and closed on January 16, 2004)	40
BT-21	Adult Patients with Primary Malignant Brain Tumors	34
BT-22	Children with Primary Malignant Brain Tumors	6
BT-23	Children with Visual Pathway Glioma	12
BT-24	Ependymoma	9
BT-34	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Complete Response Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	5
BT-35	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Partial Response or Stable Disease Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	1
CO-03	Adenocarcinoma of the Colon	11

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
ES-02	Adenocarcinoma of the Esophagus	8
LA-04	Large Cell, Undifferentiated Carcinoma of the Lung	9
LY-03	Non-Hodgkin’s Lymphoma	4
LY-06	Non-Hodgkin’s Lymphoma, Low Grade	31
LY-09	Mantle Zone Lymphoma	5
LY-12	Primary Central Nervous System Lymphoma	0
MA-02	Mesothelioma	8
ME-02	Malignant Melanoma	13
MM-02	Multiple Myeloma	5
NE-02	Neuroendocrine Tumors	7
PA-02	Carcinoma of the Pancreas	14
PR-06	Antineoplastons A10 and AS2-1 Capsules in Combination with Total Androgen Blockade in Patients with Adenocarcinoma of the Prostate	2
UP-02	Carcinoma of an Unknown Primary	8

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

Please see “—Antineoplastons A10 and AS2-1 for the Treatment of Brain Stem Glioma” for a description of the FDA’s orphan drug designation under the Orphan Drug Act of 1983 as it applies to the Company’s Antineoplastons.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds.  Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business.  The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials.  Additional federal, state and local laws and regulations affecting the Company may be adopted in the future.  Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company.  The Company spends approximately $100,000 per year on environmental compliance matters and expects to spend an additional $30,000 for repairs and upgrades during the fiscal year ending February 28, 2006.

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

In addition to the original family of Antineoplaston compounds (the “Parental Generation”), the Company continues its development of a second generation of Antineoplastons.  In cell culture experiments, the second generation Antineoplastons, which were developed by the Company, have been shown to be at least a thousand times more potent than the Parental Generation.

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

Total research and development costs for the fiscal years ended February 29, 2005 and February 28, 2004 were approximately $4,665,000 and $4,175,000, respectively.

Intellectual Property

Since 1984, seven patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Patents”) have been issued to Dr. Burzynski by the United States Patent Office.  The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “License Agreement”).  Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the “Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer.  See “Certain Relationships and Related Transactions.”  The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.  The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions.  The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company.  The Company owns, pursuant to the License Agreement, exclusive rights to seven issued United States Patents, three issued Canadian Patents and one issued Mexican Patent.  The Company has one patent application pending in the United States and one patent application pending in Canada.

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

The Mexican Patent relates to a treatment regimen for the administration of phenylacetylglutamine.  This patent will expire in the year 2019.

The pending patent application in the United States relates to a divisional application to the 2001 U.S. Patent.  This patent application has been allowed and is expected to issue in late 2005.  Following grant, this patent will expire in the year 2018.

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

Antineoplaston agents is a trademark registered with the U.S. Patent and Trademark Office.

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

Employees

As of May 3, 2005, the Company had four employees, all of whom were full-time employees.  None of the Company’s employees is a party to a collective bargaining agreement.  The Company considers the relations with its employees to be good.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2005.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range
	High	Low
2003
First Quarter	$0.15	$0.05
Second Quarter	0.09	0.06
Third Quarter	0.14	0.06
Fourth Quarter	0.21	0.07

2004
First Quarter	$0.16	$0.11
Second Quarter	0.46	0.12
Third Quarter	1.01	0.26
Fourth Quarter	0.36	0.26

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 3, 2005, there were approximately 2,051 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock.  Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition of the Company as of February 28, 2005 and February 29, 2004 and the results of operations for the fiscal years ended February 28, 2005 and February 29, 2004.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.  The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services.  The Company is currently conducting 35 FDA-approved clinical trials.  The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA.  See “Certain Relationships and Related Transactions.”

Results Of Operations

Fiscal Year Ended February 28, 2005 Compared to Fiscal Year Ended February 29, 2004

Research and development costs were approximately $4,665,000 and $4,175,000 for the fiscal years ended February 28, 2005 and February 29, 2004, respectively.  The increase of $490,000 or 12% was due to an increase in personnel costs of $804,000, and an increase in consulting and quality control costs of $18,000, offset by decreases in material costs of $287,000,  facility and equipment costs of  $18,000, and other research and development costs of $27,000.

General and administrative expenses were approximately $295,000 and $196,000 for the fiscal years ended February 28, 2005 and February 29, 2004, respectively.  The increase of $99,000 or 51% was due to an increase in legal and professional fees of $95,000, and an increase in other general and administrative expenses of $4,000.

The Company had net losses of approximately $4,966,000 and $4,384,000 for the fiscal years ended February 28, 2005 and February 29, 2004, respectively.  The increase in the net loss from 2004 to 2005 was primarily due to an overall increase in research and development cost and general and administrative expenses of the Company described above.

As of February 28, 2005, the Company had a total stockholders’ deficit of $(20,791)..

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

Effective February 29, 2004, the Company and Dr. Burzynski extended the term of the Research Funding Agreement until February 28, 2005, with an automatic renewal for two additional one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  The Research Funding Agreement has been extended until February 28, 2006 in accordance with its terms.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4.5 million in the fiscal year ending February 28, 2006.  The Company estimates that ninety-six percent (96%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.

As discussed earlier, the Company intends to focus its time and resources on the development of its Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma, for which it received "orphan drug" designation by the FDA in September 2004.  The FDA's response at the Company's intended meeting with the FDA will determine the amount of resources that the Company will be required to spend to obtain marketing approval of this treatment.  The Company cannot estimate at this time what such amount will be.  See "Item 1.  Description of Business—Antineoplastons A10 and AS2-1 for the Treatment of Brain Stem Glioma" for additional information.

While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2006.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 21 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

Because the Company currently is entirely dependent upon the contributions for research provided by Dr. Burzynski under the Research Funding Agreement, the Company would not be able to continue conducting its clinical trials if Dr. Burzynski ceased funding the Company’s research.  In such event, the Company would be required to find immediate funding which may not be available on acceptable terms or at all.  If this were to occur and the Company were not able to find adequate sources of funding, the Company would be required to cease operations.  Even with Dr. Burzynski’s continued contributions under the Research Funding Agreement, the Company may be required to seek additional capital through equity or debt financing or the sale of assets until the Company’s operating revenues are sufficient to cover operating costs and provide positive cash flow; however, there can be no assurance that the Company will be able to raise such additional capital on acceptable terms to the Company.  In addition, there can be no assurance that the Company will ever achieve positive operating cash flow.

ITEM 7.           FINANCIAL STATEMENTS

The Company’s Annual Financial Statements, Notes to Financial Statements and the report of Fitts, Roberts & Co., P.C., independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.        CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic Securities and Exchange Commission filings.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

ITEM 8B.        OTHER INFORMATION

None.

PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	62	Director, President, Secretary, and Treasurer
Dudley Anderson	59	Chief Financial Officer
Robert Waldbillig, Ph.D.	65	Vice President of Research
Barbara Burzynski, M.D.	64	Director
Michael H. Driscoll, J.D.	59	Director
Carlton Hazlewood, Ph.D.	69	Director

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology and has privileges at Twelve Oaks Medical Center at River Oaks located near the Burzynski Research Institute in Houston.  He is the author of 215 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 196 patents covering 42 countries for his Antineoplaston treatment and other inventions.  Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

DUDLEY ANDERSON was elected as the Company’s Chief Financial Officer on October 14, 2004.  From May 1996 to April 2004, Mr. Anderson served as General Manager of DRACO, Ltd. in Houston, TX.  From April 2001 to November 2001, he served as General Manager – Advanced Technology of Cooperheat-MQS, Inc. in Houston.  Mr. Anderson has nearly 30 years of corporate financing experience, including raising capital, risk assessment, financial, economic and competitive analysis, budgeting and forecasting and strategic business development.  He received his B.A. in Economics and M.B.A. in Finance and Marketing from the University of Connecticut.

ROBERT WALDBILLIG, PH.D., has served as Vice President of Research since 1995.  From 1993 to 1995, Dr. Waldbillig served as Director of Preclinical Pharmacology at GeneMedicine, a Houston biotech company.  From 1986 to 1993, Dr. Waldbillig performed research on growth factors in the central nervous system at the National Institutes of Health.  Prior to that, he performed research on growth factors in the brain at the University of Florida.  Dr. Waldbillig is the author of numerous publications in national and international peer reviewed scientific journals and is also the inventor of numerous patented anti-cancer drugs.  Dr. Waldbillig received his B.S. (cum laude) from Kent State University in 1969 and his Ph.D. in brain research from the University of Minnesota in 1973.

BARBARA BURZYNSKI, M.D., a Director since 1984 and the wife of Dr. Burzynski, has been the Chairman of the Department of Pharmacy of the Burzynski Clinic since 1977.  From January 1976 to July 1977, she was a Research Assistant in the Department of Pediatrics at Baylor College of Medicine.  She was a physician at the Medical Academy, Lublin, Poland, from 1970 to 1975.  Dr. Barbara Burzynski graduated with an M.D. in 1966 from the Medical Academy, Lublin, Poland, and has published six publications on studies with Antineoplastons.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2005 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 10.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principle Position	Fiscal Year Ending	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)	($)	($)
Stanislaw R. Burzynski, M.D.,	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ph.D., President, Secretary	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer(1)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dudley Anderson, Chief	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Financial Officer(2)	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Waldbillig,	2003	$113,400	-0-	-0-	-0-	-0-	-0-	-0-

	Annual Compensation				Long-Term Compensation
Name and Principle Position	Fiscal Year Ending	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)	($)	($)	($)
Ph.D., Vice President of	2004	$109,337	-0-	-0-	-0-	-0-	-0-	-0-
Research	2005	$118,965	-0-	-0-	-0-	-0-	-0-	-0-

(1)           In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

(2)           Mr. Anderson became Chief Financial Officer on October 14, 2004.  He receives his entire salary from the Burzynski Clinic.  During the fiscal year ended February 28, 2005, none of Mr. Anderson’s salary was allocated to the Company; however, effective March 1, 2005, 50% of Mr. Anderson’s salary is allocated to the Company.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 3, 2005, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.  The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Dudley Anderson	0		*
Robert Waldbillig, Ph.D.	0		*
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (6 persons)	107,014,190		81.4%

*              Less than one percent.

(1)           Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 3, 2005.  Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)           All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Dr. Burzynski is the President, Secretary, Treasurer and Chairman of the Board of the Company, as well as the beneficial owner of 81.0% of the Company’s outstanding Common Stock.  Since 1983, Dr. Burzynski has personally funded and supported the Company’s operations out of funds generated from his medical practice pursuant to various agreements with the Company.

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

Effective February 29, 2004, the term of the Research Funding Agreement was extended to February 28, 2005, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.  Subject to the foregoing, the term of the Research Funding Agreement is currently extended until February 28, 2006.

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

Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).

10.6

Second Amendment to the Research Funding Agreement, effective as of February 29, 2004, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on June 1, 2004 (File No. 000-23425)).

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

14	Code of Ethics of Burzynski Research Institute, Inc.

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

31.2	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Fitts, Roberts & Co., P.C., for fiscal years ended February 28, 2005 and February 29, 2004, respectively:

	2005	2004
Audit Fees (1)	$36,560	$27,100

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$36,560	$27,100

(1)           The 2005 amount includes estimated fees of $16,000 to complete the audit.

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Fitts, Roberts & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2005 or 2004.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2005 or 2004.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2005 or 2004.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President,
Secretary, Treasurer and Chairman of the
Board of Directors

	By:	/s/ Dudley Anderson
Dudley Anderson, Chief Financial Officer

Date: May 27, 2005

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 27, 2005
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 27, 2005
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 27, 2005
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 27, 2005
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2005 and February 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

   of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2005 and February 29, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2005 and February 29, 2004 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Fitts, Roberts & Co., P.C.

May 26, 2005
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 28, 2005 and February 29, 2004

	2005	2004
ASSETS

Current assets

Cash and cash equivalents (Note 1)	$16,984	$18,962
Other current assets	—	1,000

Total current assets	16,984	19,962

Property and equipment, net of accumulated depreciation and amortization (Notes 1,3 and 5)	48,870	54,150

Total assets	$65,854	$74,112

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable	$47,249	$56,114
Accrued liabilities	39,396	50,624

Total current liabilities	86,645	106,738

Total liabilities	86,645	106,738

Commitments, contingencies and related parties (Notes 2, 5 and 8)

Stockholders’ equity (deficit)

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	65,876,210	60,898,836
Discount on common stock	(100)	(100)
Retained deficit	(66,028,290)	(61,062,751)

Total stockholders’ equity (deficit)	(20,791)	(32,626)

Total liabilities and stockholders’ equity	$65,854	$74,112

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2005 and February 29, 2004

	2005	2004

Revenue
Other income	$—	$500

Operating expenses
Research and development (Notes 1 and 2)	4,665,124	4,175,174
General and administrative	295,135	195,732
Depreciation (Notes 1 and 3)	5,280	13,424

Total operating expenses	4,965,539	4,384,330

Net loss before provision for taxes	(4,965,539)	(4,383,830)

Provision for income tax (Notes 1 and 6)	—	—

Net loss	$(4,965,539)	$(4,383,830)

Earnings per share information:
Basic and diluted
(Loss) per common share	$(0.04)	$(0.03)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended February 28, 2005 and February 29, 2004

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance February 28, 2003	$131,389	$56,542,945	$(100)	$(56,678,921)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	679,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	3,676,891	—	—

Net loss	—	—	—	(4,383,830)

Balance February 29, 2004	131,389	60,898,836	(100)	(61,062,751)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	752,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	4,225,374	—	—

Net loss	—	—	—	(4,965,539)

Balance February 28, 2005	$131,389	$65,876,210	$(100)	$(66,028,290)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2005 and February 29, 2004

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,965,539)	$(4,383,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,280	13,424
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	4,225,374	3,676,891
(Increase) decrease in
Other current assets	1,000	(1,000)
Increase (decrease) in
Accounts payable	(8,865)	32,730
Accrued liabilities	(11,228)	3,556

NET CASH (USED) IN OPERATING ACTIVITIES	(753,978)	(658,229)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(3,735)

NET CASH (USED) IN INVESTING ACTIVITIES	—	(3,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	752,000	679,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	752,000	679,000

NET INCREASE (DECREASE) IN CASH	(1,978)	17,036

CASH AT BEGINNING OF YEAR	18,962	1,926

CASH AT END OF YEAR	$16,984	$18,962

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Interest	$55,843	$58,023

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2005, the Company had a working capital deficit of approximately $70,000 and accumulated deficit of approximately $66,000,000.  For the years ended February 28, 2005 and February 29, 2004 the Company incurred losses of approximately $4,966,000 and $4,384,000, respectively.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  The significant estimates are the allocation of payroll and other expenses between the clinical trial expenses reported with Burzynski Research Institute, Inc. expenses and Dr. Burzynski’s medical practice expenses.  Department managers review at least quarterly the duties of each employee in their department and estimate the percentage of time each employee spends between clinical trials and the medical practice.  Payroll costs are allocated between clinical trials and the medical practice based on these percentages.  Other expenses are allocated based on the percentage of  payroll allocated to either clinical trials or the medical practice.  Management believes that the estimates and allocations are reasonable.  Actual results could differ from these estimates.

Stock Options

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25, as further described in Note 7.  Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees.  No additional compensation expense would be incurred during 2005 or 2004 if compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value approach of SFAS 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)” or the “Statement”).  FAS 123 (R) requires that the compensation cost relating to share-based payment tranasactions, including grants of employee stock options, be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  FAS 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  FAS 123 (R) is a replacement of FASB Statement No. 123,  Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.  FAS 123 (R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123 (R) as of the beginning of its first annual period that begins after December 15, 2005,  which will be the year ending February 28, 2007.

FAS 123 (R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition.  Under the modified prospective transition method, and entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date.  As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the orginal provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested protion of awards granted prior to the effective date.

An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption.  Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of  Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123 (R).

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which have alternative uses, are capitalized.

Fair Value of Financial Instruments

The carrying value of cash, receivables and accounts payables approximates fair value due to the short maturity of these instruments.  None of the financial instruments are held for trading purposes.

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

Under the License Agreement, the Company currently owns exclusive rights to seven (7) issued United States Patents, three (3) issued Canadian Patents and one (1) issued Mexican Patent.  The Company has one patent application pending in the United States and one patent application pending in Canada.

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

The Mexican Patent relates to a treatment regimen for the administration of phenylacetylglutamine.  This patent will expire January 14, 2019.

The pending patent application in the United States relates to a divisional application to the 2001 U.S. Patent.  This patent application has been allowed and is expected to issue in late 2005.  Following grant, this patent will expire in the year 2018.

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

8.                                       Effective February 29, 2004, the term of the Research Funding Agreement was extended to February 28, 2005, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.  Subject to the foregoing, the term of the Research Funding Agreement is currently extended until February 28, 2006.

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

Other Related Party Transactions

Since Tadeusz Burzynski’s death on June 13, 1998,  the Company has paid his widow $1,000 per month as death benefit payments.  Tadeusz Burzynski was formerly an officer and a director of the Company and the brother of Dr. Burzynski.

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

	2005	2004

Capital contributed	$752,000	$679,000
Clinical trial costs paid direct	$4,225,374	$3,676,891

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 28th  and 29th:

	Estimated
	Useful Lives	2005	2004

Production equipment	5 - 10 years	$3,314,342	$3,314,342
Leasehold improvements	5 - 31.5 years	1,543,490	1,543,490
Furniture and equipment	5 - 10 years	634,755	634,755
Equipment	4 - 5 years	288,943	288,943
Total property and equipment		5,781,530	5,781,530

Accumulated depreciation and amortization		(5,732,660)	(5,727,380)

		$48,870	$54,150

Depreciation and amortization expense for the years ended February 28, 2005, and February 29, 2004 was $5,280 and $13,424, respectively.

4.                                      Employee Benefits:

The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Employees pay pre-tax premiums from $40 to $400 per month depending upon the insurance coverage selected by the employee.  Employees can select from two coverage plans, which have either a $200 or $300 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $1,000,000 per covered participant.  Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $353,644 for 2005 and $181,094 for 2004, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of the medical clinic that have been allocated to the Company.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in two to four years.  Rent expense incurred under these leases was approximately $69,655 and $68,233 for the years ended February 28, 2005, and February 29, 2004  respectively.  Future minimum lease payments are as follows:

2006	$64,984
2007	64,984
2008	38,457
2009	5,802

$174,227

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement, however, the facility’s costs are included in the accompanying financial statements.  Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Interest, insurance, property taxes and building depreciation totaled $162,629 and $166,679 for 2005 and 2004, respectively.

6.                                      Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2005 and February 29, 2004 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2005	2004

Expected benefit	$(1,688,283)	$(1,490,502)
Taxed directly to Dr. Burzynski	1,688,283	1,490,492
Other adjustments	4,024	2,639
Change in valuation allowance	(4,024)	(2,629)
Texas franchise tax, based on income	—	—

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2005 and February 29, 2004 are as follows:

	2005	2004

Deferred tax assets:

Net operating loss carryforwards	$382,463	$376,076
Excess book depreciation	12,002	23,408
Accrued expenses	6,225	5,229
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	443,293	447,316
Less valuation allowance	(443,293)	(447,316)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $1,124,889 as of February 28, 2005.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706
2025	$18,781

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

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of February 28, 2005.

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

The Company produced antineoplaston products to treat approximately 100 patients during the years ended February 28, 2005 and February 29, 2004.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately forty four percent and fifty nine percent of the chemicals used in producing antineoplastons from a single supplier during the years ended February 2005 and 2004, respectively.  The Company has established an additional vendor to supply these chemicals.