Form 10QSB
period 2005-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2005-07-13
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 11, 2005, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I— FINANCIAL INFORMATION

Item 1.           Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	May 31, 2005	February 28, 2005
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$13,722	$16,984

TOTAL CURRENT ASSETS	13,722	16,984

Property and equipment, net of accumulated depreciation and amortization, and other assets	47,550	48,870

TOTAL ASSETS	$61,272	$65,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$45,225	47,249
Accrued liabilities	40,507	39,396
CURRENT AND TOTAL LIABILITIES	85,732	86,645

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	67,055,831	65,876,210
Discount on common stock	(100)	(100)
Retained deficit	(67,211,580)	(66,028,290)

TOTAL STOCKHOLDERS’ (DEFICIT)	(24,460)	(20,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,272	$65,854

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31, 2005	May 31, 2004

Operating expenses
Research and development	$1,083,725	$1,234,959
General and administrative	98,245	56,642
Depreciation	1,320	1,320
Total operating expenses	1,183,290	1,292,921

Net (loss) before income tax	(1,183,290)	(1,292,921)

Provision for income tax	—	—

NET (LOSS)	$(1,183,290)	$(1,292,921)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Accumulated Deficit

Balance, February 28, 2005	$131,389	$65,876,210	$(100)	$(66,028,290)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	170,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	1,009,621	—	—

Net loss	—	—	—	(1,183,290)

Balance, May 31, 2005	$131,389	$67,055,831	$(100)	$(67,211,580)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RSEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31, 2005	May 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,183,290)	$(1,292,921)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,320	1,320
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,009,621	1,124,921
(Increase) decrease
Other current assets	—	750
Increase (decrease)
Accounts payable	(2,024)	(10,944)
Accrued liabilities	1,111	(3,441)

NET CASH (USED BY) OPERATING ACTIVITIES	(173,262)	(180,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	170,000	177,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	170,000	177,000

NET (DECREASE) IN CASH	(3,262)	(3,315)

CASH AT BEGINNING OF PERIOD	16,984	18,962

CASH AT END OF PERIOD	$13,722	$15,647

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2005 and May 31, 2004, and results of operations for the three months ended May 31, 2005 and 2004, and cash flows for the three months ended May 31, 2005 and 2004.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2005.

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

NOTE  C.                                           INCOME TAXES

The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	May 31, 2005	May 31, 2004

Expected expense (benefit)	$(402,319)	$(439,593)
Taxed directly to Dr. Burzynski	402,319	439,788
Nondeductible expenses and other adjustments	(1,247)	2,865
Change in valuation allowance	1,247	(3,060)

Provision for income tax	$—	$—

Item 2.           Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2005, and the results of operations for the three months ended May 31, 2005.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

RESULTS OF OPERATIONS

Three Months Ended May 31, 2005 Compared to Three Months Ended May 31, 2004

Research and development costs were approximately $1,084,000 and $1,235,000 for the three months ended May 31, 2005 and 2004, respectively.  The decrease of $151,000 or 12% was due to decreases in material costs of $185,000, and other research and development costs of $1,000, offset by increases in personnel cost of $4,000, facility and equipment costs of $11,000, and consulting and quality control costs of $20,000.

General and administrative expenses were approximately $98,000 and $56,000 for the three months ended May 31, 2005 and 2004, respectively.  The increase of $42,000 or 75% was due to an increase in legal and professional fees of $32,000, and other general and administrative expenses of $10,000.

The Company had net losses of approximately $1,183,000 and $1,293,000 for the three months ended May 31, 2005 and 2004, respectively.  The decrease in net loss from 2005 to 2004 is primarily due to the decrease in research and development costs, due to a decrease in material costs, offset by an increase in general and administrative costs due to legal and professional fees.

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

Effective February 28, 2005, the term of the Research Funding Agreement was automatically renewed until February 28, 2006, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend an aggregate amount of approximately $3,500,000 during the last three quarters of the fiscal year ending February 28, 2006.  The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2006.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 6.           Exhibits

3.1           Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibits 3(i) – (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

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

Date: July 13, 2005