Form 10QSB
period 2005-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2005-10-11
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by  check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 6, 2005, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I— FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	August 31,	February 28,
	2005	2005
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$10,566	$16,984

TOTAL CURRENT ASSETS	10,566	16,984

Property and equipment, net of accumulated depreciation and amortization, and other assets	46,230	48,870

TOTAL ASSETS	$56,796	$65,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$27,943	$47,249
Accrued liabilities	37,213	39,396
CURRENT AND TOTAL LIABILITIES	65,156	86,645

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	68,379,638	65,876,210
Discount on common stock	(100)	(100)
Retained deficit	(68,519,287)	(66,028,290)
TOTAL STOCKHOLDERS’ (DEFICIT)	(8,360)	(20,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,796	$65,854

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004

Operating expenses
Research and development	$1,253,624	$1,148,941	$2,337,349	$2,383,900
General and administrative	52,763	61,836	151,008	118,478
Depreciation	1,320	1,320	2,640	2,640
Total operating expenses	1,307,707	1,212,097	2,490,997	2,505,018

Net (loss) before income tax	(1,307,707)	(1,212,097)	(2,490,997)	(2,505,018)

Provision for income tax	—	—	—	—

NET (LOSS)	$(1,307,707)	$(1,212,097)	$(2,490,997)	$(2,505,018)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit_

Balance, February 28, 2005	$131,389	$65,876,210	$(100)	$(66,028,290)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	385,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,118,428	—	—

Net loss	—	—	—	(2,490,997)

Balance, August 31, 2005	$131,389	$68,379,638	$(100)	$(68,519,287)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,490,997)	$(2,505,018)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,640	2,640
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,118,428	2,159,142
(Increase) decrease
Other current assets	—	1,000
Increase (decrease)
Accounts payable	(19,306)	29,510
Accrued liabilities	(2,183)	(3,875)

NET CASH (USED BY) OPERATING ACTIVITIES	(391,418)	(316,601)

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of equipment	—	—
NET CASH (USED BY) INVESTMENT ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	385,000	323,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	385,000	323,000

NET (DECREASE) INCREASE IN CASH	(6,418)	6,399

CASH AT BEGINNING OF PERIOD	16,984	18,962

CASH AT END OF PERIOD	$10,566	$25,361

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2005 and February 28, 2005, and results of operations for the three and six months ended August 31, 2005 and 2004, and cash flows for the six months ended August 31, 2005 and 2004.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2005.

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

NOTE  C.      INCOME TAXES

The actual provision for income tax for the three and six months ended August 31, 2005 and 2004 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	August 31,	August 31,
	2005	2004

Expected expense (benefit)	$(444,620)	$(412,113)
Taxed directly to Dr. Burzynski	444,620	404,316
Nondeductible expenses and other adjustments	(2,979)	(8,684)
Change in valuation allowance	2,979	16,481

Provision for income tax	$—	$—

	Six Months
	August 31,	August 31,
	2005	2004

Expected expense (benefit)	$(846,939)	$(851,706)
Taxed directly to Dr. Burzynski	846,939	844,104
Nondeductible expenses and other adjustments	(4,226)	(5,819)
Change in valuation allowance	4,226	13,421

Provision for income tax	$—	$—

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2005, and the results of operations for the three months and six months ended August 31, 2005.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31, 2004

Research and development costs were approximately $1,254,000 and $1,149,000 for the three months ended August 31, 2005 and 2004, respectively.  The increase of $105,000, or 9%, was due to increases in consulting and quality control costs of $85,000, facility and equipment costs of $13,000, material costs of $9,000, and personnel costs of $3,000, offset by a decrease in other research and development costs of $5,000.

General and administrative expenses were approximately $53,000 and $62,000 for the three months ended August 31, 2005 and 2004, respectively.  The decrease of $9,000, or 15%, was due to a decrease in legal and professional fees of $12,000, offset by an increase in other general and administrative expenses of $3,000.

The Company had net losses of approximately $1,308,000 and $1,212,000 for the three months ended August 31, 2005 and 2004, respectively.  The increase in the net loss from 2004 to 2005 is primarily due to the increases in research and development costs due to increases in quality control cost,  material costs, facility and equipment costs offset by decreases in general and administrative costs.

Six Months Ended August 31, 2005 Compared to Six Months Ended August 31, 2004

Research and development costs were approximately $2,337,000 and $2,384,000 for the six months ended August 31, 2005 and 2004, respectively.  The decrease of $47,000, or 2%, was due to decreases in material costs of $176,000, and other research and development costs of $6,000, offset by increases in personnel cost of $7,000, facility and equipment costs of $23,000, and consulting and quality control costs of $105,000.

General and administrative expenses were approximately $151,000 and $118,000 for the six months ended August 31, 2005 and 2004, respectively.  The increase of $33,000, or 28%, was due to an increase in legal and professional fees of $20,000, and other general and administrative expenses of $13,000.

The Company had net losses of approximately $2,491,000 and $2,505,000 for the six months ended August 31, 2005 and 2004, respectively.  The decrease in the net loss from 2004 to 2005 is primarily due to the decrease in research and development costs, due to the decreases in  material costs, offset by increases facility and equipment costs, consulting and quality control cost, and general and administrative costs.  As of August 31, 2005, the Company had a stockholders’ deficit of $8,360.

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

The Company estimates that it will spend an aggregate amount of approximately $2,400,000 during the remaining two quarters of the fiscal year ending February 28, 2006.  The Company estimates that ninety-five percent (95%) of these amounts will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2006.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Date: October 11, 2005