Form 10QSB
period 2005-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2006-01-17
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number                     000-23425
Burzynski Research Institute, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	76-0136810

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
9432 Old Katy Road, Suite 200, Houston, Texas 77055

(Address of principal executive offices)
(713) 335-5697

(Issuer’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 11, 2006, 131,388,444 shares of the Registrant’s Common Stock were outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

BURZYNSKI RESEARCH INSTITUTE, INC.
Form 10-QSB

Page No.
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis or Plan of Operation	10
Item 3. Controls and Procedures	12
PART II — OTHER INFORMATION	12
Item 1. Legal Proceedings	12
Item 6. Exhibits	13
Certification of PEO pursuant to Rules 13a-14/15d-14
Certification of CFO pursuant to Rules 13a-14/15d-14
Certification of PEO pursuant to Section 906
Certification of CFO pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

	November 30,	February 28,
	2005	2005
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$10,927	$16,984
Related party receivable	80,000	—

TOTAL CURRENT ASSETS	90,927	16,984

Property and equipment, net of accumulated depreciation and amortization, and other assets	4,016	48,870

TOTAL ASSETS	$94,943	$65,854

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$13,848	$47,249
Accrued liabilities	36,152	39,396

CURRENT AND TOTAL LIABILITIES	50,000	86,645

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	69,472,091	65,876,210
Discount on common stock	(100)	(100)
Retained deficit	(69,558,437)	(66,028,290)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	44,943	(20,791)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,943	$65,854

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2005	2004	2005	2004
Operating expenses
Research and development	$1,059,494	$1,085,129	$3,396,843	$3,469,029
General and administrative	32,442	74,793	183,450	193,272
Depreciation	885	1,320	3,525	3,960

Total operating expenses	1,092,821	1,161,242	3,583,818	3,666,261

Other income
Gain on sale of assets	53,671	—	53,671	—

Net (loss) before income tax	(1,039,150)	(1,161,242)	(3,530,147)	(3,666,261)

Provision for income tax	—	—	—	- _

NET (LOSS)	$(1,039,150)	$(1,161,242)	$(3,530,147)	$(3,666,261)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit
Balance, February 28, 2005	$131,389	$65,876,210	$(100)	$(66,028,290)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	525,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	3,070,881	—	—

Net loss	—	—	—	(3,530,147)

Balance, November 30, 2005	$131,389	$69,472,091	$(100)	$(69,558,437)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
BURZYNSKI RSEARCH INSTITUTE, INC.
(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,530,147)	$(3,666,261)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,525	3,960
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	3,070,881	3,128,619
Gain on sale of assets	(53,671)	—
Increase (decrease)
Other current assets	—	1,000
Increase (decrease)
Accounts payable	(33,401)	3,276
Accrued liabilities	(3,244)	(7,158)

NET CASH (USED BY) OPERATING ACTIVITIES	(546,057)	(536,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of related party receivable	15,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	525,000	545,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	525,000	545,000

NET (DECREASE) INCREASE IN CASH	(6,057)	8,436

CASH AT BEGINNING OF PERIOD	16,984	18,962

CASH AT END OF PERIOD	$10,927	$27,398

NON CASH FINANCING ACTIVITIES

Issuance of related party receivable for assets sold	$95,000	$—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2005 and February 28, 2005, and results of operations for the three and nine months ended November 30, 2005 and 2004, and cash flows for the nine months ended November 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2005.

NOTES TO CONDENSED FINANCIAL STATEMENTS — continued
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
NOTE C. SALE OF ASSETS TO RELATED PARTY
On November 26, 2005 the Company sold to Dr. Burzynski production equipment and leasehold improvements appraised by an independent appaiser for $95,000. The sale was made to Dr. Burzynski on an open account receivable. Dr. Burzynski paid $15,000 on the open receivable by November 30, 2005 and intends to pay off the balance of the receivable in the last quarter of the fiscal year.

NOTES TO CONDENSED FINANCIAL STATEMENTS — continued
BURZYNSKI RESEARCH INSTITUTE, INC.
NOTE D. INCOME TAXES
The actual provision for income tax for the three and nine months ended November 30, 2005 and 2004 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	November 30,	November 30,
	2005	2004
Expected expense (benefit)	$(353,311)	$(394,823)
Taxed directly to Dr. Burzynski	353,275	408,316
Nondeductible expenses and other adjustments	(16,787)	(2,661)
Change in valuation allowance	16,823	(10,832)

Provision for income tax	$—	$—

	Nine Months
	November 30,	November 30,
	2005	2004
Expected expense (benefit)	$(1,200,250)	$(1,246,529)
Taxed directly to Dr. Burzynski	1,200,214	1,252,420
Nondeductible expenses and other adjustments	(21,013)	(8,480)
Change in valuation allowance	21,049	2,589

Provision for income tax	$—	$—

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following is a discussion of the financial condition of the Company as of November 30, 2005, and the results of operations for the three months and nine months ended November 30, 2005 and 2004. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.
Introduction
     The Company was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.” The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer. The Company has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA. The Company’s sole source of funding is S.R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”), the Company’s President and Chief Executive Officer. Dr. Burzynski funds the Company’s operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company. Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.
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
     On November 26, 2005, the Company completed the sale of selected equipment to Dr. Burzynski in an arms-length transaction approved by both of the Company’s disinterested directors. The equipment sold to Dr. Burzynski is not necessary for the Company’s ongoing operations and was sold for a purchase price of $95,000. The amount of the purchase price was based on an independent third party appraisal received by the Company’s disinterested directors to assist them in approving the sale of the equipment to Dr. Burzynski. This sale of equipment will not affect the Company’s operations in any significant way.
     In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.
RESULTS OF OPERATIONS
Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004
Research and development costs were approximately $1,059,000 and $1,085,000 for the three months ended November 30, 2005 and 2004, respectively. The decrease of $26,000 or 2% was due to decreases in personnel costs of $21,000, material costs of $18,000 and other research and development costs of $7,000 offset by increases in facility and equipment costs of $13,000 and consulting and quality control costs of $7,000.
     General and administrative expenses were approximately $32,000 and $75,000 for the three months ended November 30, 2005 and 2004, respectively. The decrease of $43,000 or 57% was due to decreases in legal and professional fees of $41,000, and other general and administrative expenses of $2,000.
     The Company had net losses of approximately $1,039,000 and $1,161,000 for the three months ended November 30, 2005 and 2004, respectively. The decrease in the net loss from 2004 to 2005 is primarily due to the decreases in research and development costs due to decreases in personnel cost, material costs, and other research and development costs, and decreases in general and administrative costs offset by a gain on sale of assets.

Nine Months Ended November 30, 2005 Compared to Nine Months Ended November 30, 2004
     Research and development costs were approximately $3,397,000 and $3,469,000 for the nine months ended November 30, 2005 and 2004, respectively. The decrease of $72,000 or 2% was due to decreases in personnel cost of $14,000, material costs of $193,000, and other research and development costs of $14,000, offset by increases in facility and equipment costs of $37,000, and consulting and quality control costs of $112,000.
     General and administrative expenses were approximately $183,000 and $193,000 for the nine months ended November 30, 2005 and 2004, respectively. The decrease of $10,000 or 5% was due to a decrease in legal and professional fees of $21,000, offset by an increase in other general and administrative expenses of $11,000.
     The Company had net losses of approximately $3,530,000 and $3,666,000 for the nine months ended November 30, 2005 and 2004, respectively. The decrease in the net loss from 2004 to 2005 is primarily due to the decrease in research and development costs, due to the decreases in personnel costs, material costs and other research and development costs, offset by increases facility and equipment costs, consulting and quality control cost, general and administrative costs and a gain on sale of assets. As of November 30, 2005, the Company has a stockholders’ equity of $44,943.
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
     On November 26, 2005 the Company sold to Dr. Burzynski production equipment and leasehold improvements appraised by an independent appaiser for $95,000. The sale was made to Dr. Burzynski on an open account receivable. Dr. Burzynski paid $15,000 on the open receivable by November 30, 2005 and intends to pay off the balance of the receivable in the last quarter of the fiscal year.
     The Company estimates that it will spend approximately $1,200,000 during the final quarter of the fiscal year ending February 28, 2006. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2006. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.
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
Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibits 3(i) — (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.
By:	/s/ Dudley R. Anderson
Dudley R. Anderson
Chief Financial Officer
Date: January 17, 2006

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibits 3(i) - (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.