Form 10KSB
period 2006-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2006-05-30
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $0.

As of May 10, 2006 131,388,444 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $2,925,000 based on the last reported sales price on May 10, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:            None.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐;  No.  ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-KSB

FISCAL YEAR ENDED FEBRUARY 28, 2006

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

PART I

ITEM 1.                                  DESCRIPTION OF BUSINESS

General

Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.”  The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world. In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico. In 2004, the FDA approved the designation of Antineoplastons as an “orphan drug” under the Orphan Drug Act of 1983. See “—Orphan Drug Designation” below for a detailed description of this designation and its meaning. The Company currently provides Antineoplastons solely for the use of Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

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

Orphan Drug Designation

On September 7, 2004, the FDA granted “orphan drug” status to the Company’s Antineoplastons under the Orphan Drug Act of 1983. In enacting the Orphan Drug Act of 1983, Congress sought to provide incentives to promote the development of drugs for the treatment of rare diseases. A drug may be considered for orphan drug designation if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or, even if the drug treats a disease affecting more than 200,000 people in the United States, the drug is not expected to be profitable from sales in the United States. Subject to applicable laws and regulations, the first sponsor to obtain FDA marketing approval for a drug with orphan drug designation for the designated disease or condition receives limited marketing exclusivity for seven years; no other sponsor may bring to market the “same drug” for the treatment of the same disease or condition for a period of seven years from the date the application is approved by the FDA. A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation. Please see “—Government Regulation” for a complete description of the regulatory approval process with the FDA and other regulatory agencies.

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

The Company currently sponsors 27 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations. All clinical trials except one are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1. The one exception involves the treatment of breast cancer using A10 capsules in combination with the FDA-approved drug Methotrexate. Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions.”  All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled, and the BT-34 and BT-35 studies, in which up to 20 patients will be enrolled. Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

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

As of May 26, 2006, eleven of the prospective clinical trials have reached a Milestone. These are:

•                  Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy. This study is already completed.

•                  Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors.

•                  Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brain stem glioma.

•                  Protocol BT-12, involving the study of Antineoplastons A10 and AS2-1 in children with primitive neuroectodermal tumors (PNET).

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

•                  Protocol BT-21, involving the study of Antineoplastons A10 and AS2-1 in adults with primary malignant brain tumors.

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

The results of Protocols BT-07, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-23 and BT-34 are set forth below (as of May 26, 2006).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-07	40	24	2	8.3%	1	4.2%	2	8.3%	18	79.2%
BT-09	29	23	4	17.4%	6	26.1%	9	39.1%	4	17.4%
BT-11	35	25	5	20.0%	4	16.0%	9	36.0%	7	28.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	25	18	3	16.7%	2	11.1%	7	38.9%	6	33.3%
BT-18	17	10	3	30.0%	1	10.0%	2	20.0%	4	40.0%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	35	20	2	10.0%	2	10.0%	7	35.0%	9	45.0%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%
BT-34	5	5	5	100.0%	0	0.0%	0	0.0%	0	0.0%

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

Active Phase II Clinical Trials

The following table sets forth the title of each active Protocol, the subject of the Protocol with dates submitted to the FDA and approved by the IRB and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study, except for protocols BT-34 and BT-35, which have a maximum of 20 patients who may ultimately participate in the study. The information in this table is updated as of May 26, 2006.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
AD-02	Carcinoma of the Adrenal Gland	5
BL-02	Carcinoma of the Bladder	4
BR-10	Protocol for Randomized Controlled Trial Comparing Methotrexate Treatment Alone to the Combination of Methotrexate and Antineoplaston A10	8
BT-06	Children with High Grade Glioma	9
BT-08	Anaplastic Astrocytoma	17
BT-09	Brain Tumors	29
BT-10	Children with Brain Tumors	17
BT-11	Brain Stem Glioma	35
BT-12	Children with Primitive Neuroectodermal (PNET)	13
BT-13	Children with Low Grade Astrocytoma	11
BT-14	Children with Rhabdoid Tumor of the Central Nervous System	4
BT-15	Adult Patients with Anaplastic Astrocytoma	25
BT-17	Adult Patients with Oligodendroglioma	12
BT-18	Adult Patients with Mixed Glioma	17
BT-21	Adult Patients with Primary Malignant Brain Tumors	35
BT-22	Children with Primary Malignant Brain Tumors	6
BT-23	Children with Visual Pathway Glioma	12
BT-34	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Complete Response Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	5
BT-35	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Partial Response or Stable Disease Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	1
LA-04	Large Cell, Undifferentiated Carcinoma of the Lung	9
LY-03	Non-Hodgkin’s Lymphoma	4
LY-06	Non-Hodgkin’s Lymphoma, Low Grade	31
MA-02	Mesothelioma	8

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
ME-02	Malignant Melanoma	13
MM-02	Multiple Myeloma	5
PA-02	Carcinoma of the Pancreas	15
UP-02	Carcinoma of an Unknown Primary	8

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

Please see “—Orphan Drug Designation” for a description of the FDA’s orphan drug designation under the Orphan Drug Act of 1983 as it applies to the Company’s Antineoplastons.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $100,000 per year on environmental compliance matters and expects to spend approximately $65,000 for repairs and upgrades during the fiscal year ending February 28, 2007.

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

In addition to the original family of Antineoplaston compounds (the “Parental Generation”), the Company continues its development of a second generation of Antineoplastons. In cell culture experiments, the second generation Antineoplastons, which were developed by the Company, have been shown to be significantly more potent than the Parental Generation.

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

Total research and development costs for the fiscal years ended February 28, 2006 and 2005 were approximately $4,435,000 and $4,665,000, respectively.

Intellectual Property

Since 1984, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Patents”) have been issued to Dr. Burzynski by the United States Patent Office and the Patent Offices of 34 other countries. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “License Agreement”). Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the “Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See “Certain Relationships and Related Transactions.”  The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company owns, pursuant to the License Agreement, exclusive rights to eight issued United States Patents, three issued Canadian Patents and one issued Mexican Patent. The Company has one patent application pending in Canada.

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

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent. The 2005 U.S. Patent issued in September 2005 and will expire July 2018.

The three Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer) and (iii) Liposomal Formulation of Antineoplastons. The Canadian Patents expired or will expire on November 14, 2006, June 4, 2002 and May 14, 2017, respectively; however, the Company does not believe the expiration of the Canadian Patents will have a material adverse effect on the Company.

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

Employees

As of May 10, 2006, the Company had three employees, all of whom were full-time employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

On November 26, 2005, the Company completed the sale of selected equipment to Dr. Burzynski, the Company’s President and Chief Executive Officer, in an arms-length transaction approved by both of the Company’s disinterested directors. The equipment sold to Dr. Burzynski is not necessary for the Company’s ongoing operations and was sold for a purchase price of $95,000. The amount of the purchase price was based on an independent third party appraisal received by the Company’s disinterested directors to assist them in approving the sale of the equipment to Dr. Burzynski. This sale of equipment will not affect the Company’s operations in any significant way.

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

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2006.

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

	Price Range
	High	Low
2004
First Quarter	$0.16	$0.15
Second Quarter	0.46	0.12
Third Quarter	1.01	0.26
Fourth Quarter	0.36	0.26

2005
First Quarter	$0.37	$0.23
Second Quarter	0.35	0.25
Third Quarter	0.30	0.13
Fourth Quarter	0.18	0.08

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 10, 2006, there were approximately 2,036 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition of the Company as of February 28, 2006 and 2005 and the results of operations for the fiscal years ended February 28, 2006 and 2005. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting 27 FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions.”

Results Of Operations

Fiscal Year Ended February 28, 2006 Compared to Fiscal Year Ended February 28, 2005

Research and development costs were approximately $4,435,000 and $4,665,000 for the fiscal years ended February 28, 2006 and 2005, respectively. The decrease of $230,000 or 5% was due to a decrease in personnel cost of $99,000, a decreases in material costs of $306,000, and a decrease in other research and development costs of $16,000, offset by an increase in facility and equipment costs of $44,000, and an increase in consulting and quality control costs of $147,000.

General and administrative expenses were approximately $216,000 and $295,000 for the fiscal years ended February 28, 2006 and 2005, respectively. The decrease of $79,000 or 27% was due to a decrease in legal and professional fees of $74,000, and a decrease in other general and administrative expenses of $5,000.

The Company had net losses of approximately $4,601,000 and $4,966,000 for the fiscal years ended February 28, 2006 and 2005, respectively. The decrease in the net loss from 2005 to 2006 was primarily due to an overall decrease in research and development cost and general and administrative expenses of the Company described above, offset by an increase in gain on sale of assets.

As of February 28, 2006, the Company had total stockholders’ deficit of $(28,279).

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

Effective February 29, 2004, the Company and Dr. Burzynski extended the term of the Research Funding Agreement until February 28, 2005, with an automatic renewal for two additional one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. The Research Funding Agreement has been extended until February 28, 2007 in accordance with its terms.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4.5 million in the fiscal year ending February 28, 2007. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2007. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

ITEM 8B.                         OTHER INFORMATION

None.

PART III

ITEM 9.                                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	63	Director, President, Secretary, and Treasurer
Robert Waldbillig, Ph.D.	66	Vice President of Research
Barbara Burzynski, M.D.	66	Director
Michael H. Driscoll, J.D.	60	Director
Carlton Hazlewood, Ph.D.	70	Director

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

CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. He also serves as Chairman of the IRB, an independent review board for the Company’s clinical trials designated according to federal regulations. Dr. Hazlewood currently operates his own consulting company, Research Consultant’s International, and is president of Petroclean, L.L.C. In addition, Dr. Hazlewood was employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, where he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazlewood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

Audit Committee Financial Expert

The Company has not established an Audit Committee. Therefore, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2006 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 10.                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long-Term Compensation
Name and Principle Position	Fiscal Year Ending	Salary($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President, Secretary and Treasurer(1)	2004 2005 2006	-0- -0- -0-		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Robert Waldbillig, Ph.D., Vice President of Research	2004 2005 2006	$ $ $	109,337 118,965 121,443	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 11.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 10, 2006, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Robert Waldbillig, Ph.D.	0		*
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (5 persons)	107,994,190		81.45%

*                                         Less than one percent.

(1)                                  Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 10, 2006. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective February 29, 2004, the term of the Research Funding Agreement was extended to February 28, 2005, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement is currently extended until February 28, 2007.

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

Sale of Assets

Certain items of equipment previously owned by the Company were sold to Dr. Burzynski in September 2005. Item 2 of Part I of this Form 10-KSB includes a description of such sale.

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

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Principal Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer).

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, Fitts, Roberts & Co., P.C., for fiscal years ended February 28, 2006 and 2005, respectively:

	2006		2005

Audit Fees (1)		$33,400	$38,160

Audit-Related Fees		$0	$0

Tax Fees		$0	$0

All Other Fees		$0	$0

Total	$		$38,160

(1)                                  The 2006 amount includes estimated fees of $16,000 to complete the audit.

Audit Fees were for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Fitts, Roberts & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2006 or 2005.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2006 or 2005.

All Other Fees were for services other than the services reported above. There were no Other Fees incurred in fiscal years 2006 or 2005.

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

Date: May 30, 2006

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 30, 2006
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 30, 2006
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 30, 2006
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 30, 2006
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2006 and 2005

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Fitts, Roberts & Co., P.C.

May 30, 2006
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 28, 2006 and February 28, 2005

	2006	2005
ASSETS

Current assets

Cash and cash equivalents (Note 1)	$17,797	$16,984
Other current assets	—	—

Total current assets	17,797	16,984

Property and equipment, net of accumulated depreciation and amortization (Notes 1,3 and 5)	3,620	48,870

Total assets	$21,417	$65,854

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$14,046	$47,249
Accrued liabilities	35,650	39,396

Total current liabilities	49,696	86,645

Total liabilities	49,696	86,645

Commitments, contingencies and related parties (Notes 2, 5 and 8)

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	70,469,459	65,876,210
Discount on common stock	(100)	(100)
Retained deficit	(70,629,027)	(66,028,290)

Total stockholders’ deficit	(28,279)	(20,791)

Total liabilities and stockholders’ deficit	$21,417	$65,854

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2006 and February 28, 2005

	2006	2005

Revenue
Gain on sale of assets	$53,640	$—

Operating expenses
Research and development (Notes 1 and 2)	4,434,538	4,665,124
General and administrative	215,949	295,135
Depreciation (Notes 1 and 3)	3,890	5,280

Total operating expenses	4,654,377	4,965,539

Net loss before provision for taxes	(4,600,737)	(4,965,539)

Provision for income tax (Notes 1 and 6)	—	—

Net loss	$(4,600,737)	$(4,965,539)

Earnings per share information:
Basic and diluted
(Loss) per common share	$(0.04)	$(0.04)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2006 and February 28, 2005

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 29, 2004	$131,389	$60,898,836	$(100)	$(61,062,751)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	752,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	4,225,374	—	—

Net loss	—	—	—	(4,965,539)

Balance February 28, 2005	131,389	65,876,210	(100)	(66,028,290)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	590,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	4,003,249	—	—

Net loss	—	—	—	(4,600,737)

Balance February 28, 2006	$131,389	$70,469,459	$(100)	$(70,629,027)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2006 and February 28, 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,600,737)	$(4,965,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,890	5,280
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	4,003,249	4,225,374
Gain on sale of assets	(53,640)
(Increase) decrease in
Other current assets	—	1,000
Increase (decrease) in
Accounts payable	(33,203)	(8,865)
Accrued liabilities	(3,746)	(11,228)

NET CASH (USED) IN OPERATING ACTIVITIES	(684,187)	(753,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	95,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	95,000	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	590,000	752,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	590,000	752,000

NET INCREASE (DECREASE) IN CASH	813	(1,978)

CASH AT BEGINNING OF YEAR	16,984	18,962

CASH AT END OF YEAR	$17,797	$16,984

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For: Interest	$73,857	$55,843

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

Economic Dependency

BRI has generated no significant revenues since its inception. As of February 28, 2006, the Company had a working capital deficit of approximately $32,000 and accumulated deficit of approximately $71,000,000. For the years ended February 28, 2006 and February 28, 2005 the Company incurred losses of approximately $4,601,000 and $4,966,000, respectively.

Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

BRI is economically dependent on its funding from Dr. Burzynski through his medical practice. Management estimates that approximately one-fifth of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs which the FDA regulates. The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA. These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The significant estimates are the allocation of payroll and other expenses between the clinical trial expenses reported with Burzynski Research Institute, Inc. expenses and Dr. Burzynski’s medical practice expenses. Department managers reviews at least quarterly the duties of each employee in their department and estimate the percentage of time each employee spends between clinical trials and the medical practice. Payroll costs are allocated between clinical trials and the medical practice based on these percentages. Other expenses are allocated based on the percentage of payroll allocated to either clinical trials or the medical practice. Management believes that the estimates and allocations are reasonable. Actual results could differ from these estimates.

Stock Options

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25, as further described in Note 7. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. No additional compensation expense would be incurred during 2006 or 2005 if compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value approach of SFAS 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) published FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)” or the “Statement”). FAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123 (R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123 (R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

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

FAS 123 (R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, and entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the non vested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date.

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

Under the License Agreement, the Company currently owns exclusive rights to eight (8) issued United States Patents, three (3) issued Canadian Patents and one (1) issued Mexican Patent. The Company has one patent application pending in Canada.

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

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent. The 2005 U.S. Patent issued in September 2005 and will expire July 2018.

The three Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer) and (iii) Liposomal Formulation of Antineoplastons. The Canadian Patents expire on November 14, 2006, June 4, 2002 and May 14, 2017, respectively; however, the Company does not believe the Canadian Patents than expired in 2002 or expire in 2006 will have a material adverse effect on the Company.

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

8.             Effective February 29, 2004, the term of the Research Funding Agreement was extended to February 28, 2005, and is automatically renewable for two additional one-year terms thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement is currently extended until February 28, 2007.

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

Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and BRI; however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building. In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in note 5. In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows BRI the use of some office space at no charge to the Company. Since May of 2000, Dr. Burzynski’s entire salary is paid through his medical practice and he is not compensated by BRI for his services.

On November 26, 2005 the Company sold to Dr. Burzynski production equipment and leasehold improvements appraised by an independent appraiser for $95,000.

The Company has received all significant funding from Dr. Burzynski through either cash contributed to BRI or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski.

	2006	2005

Capital contributed	$590,000	$752,000
Clinical trial costs paid direct	$4,003,249	$4,225,374

3.             Property and Equipment:

Property and equipment consists of the following as of February 28th:

	Estimated
	Useful Lives	2006	2005

Production equipment	5 - 10 years	$—	$3,314,342
Leasehold improvements	5 - 31.5 years	—	1,543,490
Furniture and equipment	5 - 10 years	15,577	634,755
Equipment	4 - 5 years	—	288,943
Total property and equipment		15,577	5,781,530

Accumulated depreciation and amortization		(11,957)	(5,732,660)

		$3,620	$48,870

Depreciation and amortization expense for the years ended February 28, 2006, and 2005 was $3,890 and $5,280, respectively.

4.             Employee Benefits:

The Company has a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance. Employees pay pre-tax premiums from $40 to $400 per month depending upon the insurance coverage selected by the employee. Employees can select from two coverage plans, which have a $200 or $300 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $1,000,000 per covered participant.

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year. The Company charged to operations a provision of $341,918 for 2006 and $353,644 for 2005, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year. These amounts include costs related to employees of the medical clinic that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements. Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code. At the Company’s discretion, it can match a portion of the participants’ contributions. The Company’s matching contribution was $262 and $-0- for the years ended February 28, 2006 and 2005, respectively.

5.             Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in two to three years. Rent expense incurred under these leases was approximately $69,425 and $69,655 for the years ended February 28, 2006, and 2005, respectively. Future minimum lease payments are as follows:

2007	64,984
2008	38,457
2009	5,802

$109,243

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements. Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Interest, insurance, property taxes and building depreciation totaled $181,055 and $162,629 for 2006 and 2005, respectively.

6.             Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2006 and 2005 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2006	2005

Expected benefit	$(1,564,251)	$(1,688,283)
Taxed directly to Dr. Burzynski	1,564,251	1,688,283
Other adjustments	2,545	4,024
Change in valuation allowance	(2,545)	(4,024)
Texas franchise tax, based on income	—	—

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$396,754	$382,463
Excess book (tax) depreciation	(920)	12,002
Accrued expenses	5,684	6,225
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	444,121	443,293
Less valuation allowance	(444,121)	(443,293)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $1,166,923 as of February 28, 2006. The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706
2025	$13,732
2026	$47,083

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

The options are valid in perpetuity. In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996. None of the options have been exercised as of February 28, 2006.

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

The Company produced antineoplaston products to treat approximately 100 patients during the years ended February 28, 2006 and 2005. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients. There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately twenty nine percent and fifteen percent of the chemicals used in producing antineoplastons from two individual suppliers during the year ended February 2006 and forty four percent from a single supplier during the year ended February 2005. The Company has established additional vendors to supply these chemicals.