Form 10QSB
period 2006-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2006-07-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 11, 2006, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

CONDENSED BALANCE SHEETS
BURZYNSKI RESEARCH INSTITUTE, INC.

	May 31, 2006	February 28, 2006
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$16,969	$17,797
Other current assets	—	—
TOTAL CURRENT ASSETS	16,969	17,797

Property and equipment, net of accumulated depreciation and amortization, and other assets	3,173	3,620

TOTAL ASSETS	$20,142	$21,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$37,120	$14,046
Accrued liabilities	35,020	35,650
CURRENT AND TOTAL LIABILITIES	72,140	49,696

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	71,603,164	70,469,459
Discount on common stock	(100)	(100)
Retained deficit	(71,786,451)	(70,629,027)

TOTAL STOCKHOLDERS’ (DEFICIT)	(51,998)	(28,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$20,142	$21,417

See accompanying notes to financial statements

CONDENSED STATEMENTS OF OPERATIONS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

	Three Months Ended
	May 31, 2006	May 31, 2005

Operating expenses
Research and development	$1,101,112	$1,107,725
General and administrative	55,865	74,245
Depreciation	447	1,320
Total operating expenses	1,157,424	1,183,290

Net (loss) before income tax	(1,157,424)	(1,183,290)

Provision for income tax	—	—

NET (LOSS)	$(1,157,424)	$(1,183,290)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements

STATEMENTS OF STOCKHOLDERS’ DEFICIT
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance February 28, 2006	$131,389	$70,469,459	$(100)	$(70,629,027)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	155,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	978,705	—	—

Net loss	—	—	—	(1,157,424)

Balance May 31, 2006	$131,389	$71,603,164	$(100)	$(71,786,451)

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS
BURZYNSKI RESEARCH INSTITUTE, INC.
(UNAUDITED)

	Three Months Ended
	May 31, 2006	May 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,157,424)	$(1,183,290)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	447	1,320
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	978,705	1,009,621
Increase (decrease)
Accounts payable	23,074	(2,024)
Accrued liabilities	(630)	1,111

NET CASH (USED BY) OPERATING ACTIVITIES	(155,828)	(173,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	155,000	170,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	155,000	170,000

NET (DECREASE) IN CASH	(828)	(3,262)

CASH AT BEGINNING OF PERIOD	17,797	16,984

CASH AT END OF PERIOD	$16,969	$13,722

See accompanying notes to financial statements

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2006 and February 28, 2006, and results of operations for the three months ended May 31, 2006 and 2005, and cash flows for the three months ended May 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2006.

As of May 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note D. Prior to March 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended February 28, 2006 and 2005, nor in the three-month periods ended May 31, 2006 and 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective March 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized after March 1, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on March 1, 2006, the Company’s income before income taxes and net income for the three months ended May 31, 2006, are unchanged from the results if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months ended May 31, 2006 are unchanged, irrespective, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. There were no excess tax benefits to classify for the three months ended May 31, 2006.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements. Due to this fact there was no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plan in all periods presented.

Certain expenses on the consolidated statement of operations for the three months ended May 31, 2005 have been reclassified to be consistent with the classifications adopted for the three months ended May 31, 2006. These reclassifications had no effect on net income.

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

NOTE C.                                               INCOME TAXES

The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months Ended
	May 31, 2006	May 31, 2005

Expected expense (benefit)	$(393,524)	$(402,319)
Taxed directly to Dr. Burzynski	393,524	402,319
Nondeductible expenses and other adjustments	(8,065)	(1,247)
Change in valuation allowance	8,065	1,247

Provision for income tax	$—	$—

NOTE D.                                               STOCK OPTIONS

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company. The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996. None of the options have been exercised as of May 31, 2006.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2006, and the results of operations comparing the three months ended May 31, 2006 and May 31, 2005. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

In November 2005, the Company sold to Dr. Burzynski production equipment and leasehold improvements appraised by an independent appraiser for $95,000. The sale was an arms-length transaction approved by both of the Company’s disinterested directors.

In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.

RESULTS OF OPERATIONS

Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005

Research and development costs were approximately $1,101,000 and $1,108,000 for the three months ended May 31, 2006 and 2005, respectively. The decrease of $7,000 or 1% was due to decreases in personnel costs of $46,000 and other research and development costs of $2,000 offset by increases in material costs of $12,000, facility and equipment costs of $7,000 and consulting and quality control costs of  $22,000.

General and administrative expenses were approximately $56,000 and $74,000 for the three months ended May 31, 2006 and 2005, respectively. The decrease of $18,000 or 24% was due to  decreases in legal and professional fees of $17,000, and other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,157,000 and $1,183,000 for the three months ended May 31, 2006 and 2005, respectively. The decrease in the net loss from 2005 to 2006 is primarily due to the decreases in research and development costs due to decreases in personnel cost and other research and development costs, and decreases in general and administrative costs.

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

The Company estimates that it will spend approximately $3,500,000 during the last three quarters of the fiscal year ending February 28, 2007. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2007. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 3.           Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation above.

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

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

By:	/s/ STANISLAW R. BURZYNSKI
Stanislaw R. Burzynski,
President, Secretary, Treasurer and
Chairman of the Board of Directors
(Chief Executive Officer and
Principal Financial Officer)

Date: July 14, 2006