Form 10QSB
period 2006-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2006-10-16
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 16, 2006, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

PART I — FINANCIAL INFORMATION

Item 1.           Financial Statements

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	August 31,	February 28,
	2006	2006
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$16,143	$17,797

TOTAL CURRENT ASSETS	16,143	17,797

Property and equipment, net of accumulated depreciation and amortization, and other assets	2,948	3,620

TOTAL ASSETS	$19,091	$21,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$22,645	$14,046
Accrued liabilities	35,095	35,650
CURRENT AND TOTAL LIABILITIES	57,740	49,696

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	72,762,599	70,469,459
Discount on common stock	(100)	(100)
Retained deficit	(72,932,537)	(70,629,027)

TOTAL STOCKHOLDERS’ (DEFICIT)	(38,649)	(28,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$19,091	$21,417

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005

Operating expenses
Research and development	$1,104,125	$1,229,624	$2,205,237	$2,337,349
General and administrative	41,736	76,763	97,601	151,008
Depreciation	225	1,320	672	2,640
Total operating expenses	1,146,086	1,307,707	2,303,510	2,490,997

Net (loss) before income tax	(1,146,086)	(1,307,707)	(2,303,510)	(2,490,997)

Provision for income tax	—	—	—	—

NET (LOSS)	$(1,146,086)	$(1,307,707)	$(2,303,510)	$(2,490,997)

Earnings per share information:

Basic and diluted (loss) per Common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 28, 2006	$131,389	$70,469,459	$(100)	$(70,629,027)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	335,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	1,958,140	—	—

Net loss	—	—	—	(2,303,510)

Balance August 31, 2006	$131,389	$72,762,599	$(100)	$(72,932,537)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,303,510)	$(2,490,997)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	672	2,640
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,958,140	2,118,428
Increase (decrease)
Accounts payable	8,599	(19,306)
Accrued liabilities	(555)	(2,183)

NET CASH (USED BY) OPERATING ACTIVITIES	(336,654)	(391,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	335,000	385,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	335,000	385,000

NET (DECREASE) IN CASH	(1,654)	(6,418)

CASH AT BEGINNING OF PERIOD	17,797	16,984

CASH AT END OF PERIOD	$16,143	$10,566

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2006 and February 28, 2006, and results of operations for the three months and six months ended August 31, 2006 and 2005, and cash flows for the six months ended August 31, 2006 and 2005.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2006.

At August 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note C.  Prior to March 1, 2006, the company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended February 28, 2006 and 2005, nor in the six-month period ended August 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective March 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized after March 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to , but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on March 1, 2006, the company’s income before income taxes and net income for the three months and six months ended August 31, 2006, are unchanged from the results if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months and six months ended August 31, 2006 are unchanged, irrespective, if the company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no excess tax benefits to classify for the three months and six months ended August 31, 2006.

The company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plan in all periods presented.

Certain expenses on the consolidated statement of operations for the three months and six months ended August 31, 2005 have been reclassified to be consistent with the classifications adopted for the three months and six months ended August 31, 2006.  These reclassifications had no effect on net income.

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

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of August 31, 2006.

NOTE  D.      INCOME TAXES

The actual provision for income tax for the three and six months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	August 31,	August 31,
	2006	2005

Expected expense (benefit)	$(389,669)	$(444,620)
Taxed directly to Dr. Burzynski	389,669	444,620
Nondeductible expenses and other adjustments	11,591	(2,979)
Change in valuation allowance	(11,591)	2,979

Provision for income tax	$—	$—

	Three Months
	August 31,	August 31,
	2006	2005

Expected expense (benefit)	$(783,193)	$(846,939)
Taxed directly to Dr. Burzynski	783,193	846,939
Nondeductible expenses and other adjustments	3,526	(4,226)
Change in valuation allowance	(3,526)	4,226

Provision for income tax	$—	$—

NOTE E.      SUBSEQUENT EVENTS

The Company held an End-of-Phase II Meeting with the FDA on September 20, 2006 to discuss the results of its Phase II clinical trials, which involve the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma, and to discuss potential protocol for a Phase III clinical trial related to brainstem glioma.  Within the next month, the Company expects to submit a proposed protocol with the FDA for a Phase III clinical trial.  If the Company and the FDA reach agreement on the protocol, the Company intends to commence a Phase III clinical trial in patients diagnosed with brainstem glioma; however, the timing of the initiation and completion of any Phase III trial is speculative and cannot be predicted.  Moreover, the Company would likely be required to seek additional capital through equity or debt financing to finance the costs of a Phase III clinical trial.  These costs would be significant because any such trial would be based on protocols to be conducted by institutions not affiliated with the Company or Dr. Burzynski. There can be no assurance that the Company will be able to raise such additional capital or otherwise complete such transactions on terms acceptable to the Company.  At this stage, therefore, there can be no assurance that any of the Company’s research and development efforts will lead to a New Drug Application, or, if the Company submits a New Drug Application to the FDA, that any such submission will be approved.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2006, and the results of operations comparing the three and six months ended August 31, 2006 and August 31, 2005. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended August 31, 2006 Compared to Three Months Ended August 31, 2005

Research and development costs were approximately $1,104,000 and $1,230,000 for the three months ended August 31, 2006 and 2005, respectively.  The decrease of $126,000 or 10% was due to decreases in personnel costs of $62,000, material costs of $75,000,  facility and equipment costs of $1,000, offset by increase in consulting and quality control costs of $11,000, and other research and development costs of $1,000.

General and administrative expenses were approximately $42,000 and $77,000 for the three months ended August 31, 2006 and 2005, respectively.  The decrease of $35,000 or 45% was due to a decrease in legal and professional fees of $33,000, and other general and administrative expenses of $2,000.

The Company had net losses of approximately $1,146,000 and $1,308,000 for the three months ended August 31, 2006 and 2005, respectively.  The decrease in the net loss from 2005 to 2006 is primarily due to the decreases in research and development costs due to decreases in personnel costs,  material costs, and facility and equipment costs and decreases in general and administrative costs.

Six Months Ended August 31, 2006 Compared to Six Months Ended August 31, 2005

Research and development costs were approximately $2,205,000 and $2,337,000 for the six months ended August 31, 2006 and 2005, respectively.  The decrease of $132,000 or 6% was due to decreases in personnel cost of $108,000, material costs of $63,000, and other research and development costs of $1,000, offset by increases in facility and equipment costs of $6,000, and consulting and quality control costs of $34,000.

General and administrative expenses were approximately $98,000 and $151,000 for the six months ended August 31, 2006 and 2005, respectively.  The decrease of $53,000 or 35% was due to decreases in legal and professional fees of $50,000, and other general and administrative expenses of $3,000.

The Company had net losses of approximately $2,304,000 and $2,491,000 for the six months ended August 31, 2006 and 2005, respectively.  The decrease in the net loss from 2005 to 2006 is primarily due to the decrease in research and development costs, due to the decreases in personnel costs and material costs, and decreases in general and administrative costs, offset by increases in facility and equipment costs, and consulting and quality control cost.  As of August 31, 2006, the Company has a stockholders’ deficit of $38,649.

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

The Company estimates that it will spend approximately $2,400,000 during the last two quarters of the fiscal year ending February 28, 2007. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2007. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 5.  Other Information

The Company held an End-of-Phase II Meeting with the FDA on September 20, 2006 to discuss the results of its Phase II clinical trials, which involve the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma, and to discuss potential protocol for a Phase III clinical trial related to brainstem glioma.  Within the next month, the Company expects to submit a proposed protocol with the FDA for a Phase III clinical trial.  If the Company and the FDA reach agreement on the protocol, the Company intends to commence a Phase III clinical trial in patients diagnosed with brainstem glioma; however, the timing of the initiation and completion of any Phase III trial is speculative and cannot be predicted.  Moreover, the Company would likely be required to seek additional capital through equity or debt financing to finance the costs of a Phase III clinical trial.  These costs would be significant because any such trial would be based on protocols to be conducted by institutions not affiliated with the Company or Dr. Burzynski. There can be no assurance that the Company will be able to raise such additional capital or otherwise complete such transactions on terms acceptable to the Company.  At this stage, therefore, there can be no assurance that any of the Company’s research and development efforts will lead to a New Drug Application, or, if the Company submits a New Drug Application to the FDA, that any such submission will be approved.

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

Date: October 16, 2006