Form 10QSB
period 2006-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2007-01-16
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 1, 2007, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐   No  ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	November 30,	February 28,
	2006	2006
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$16,870	$17,797
TOTAL CURRENT ASSETS	16,870	17,797

Property and equipment, net of accumulated depreciation and amortization, and other assets	2,612	3,620

TOTAL ASSETS	$19,482	$21,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$19,302	$14,046
Accrued liabilities	21,198	35,650
CURRENT AND TOTAL LIABILITIES	40,500	49,696

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	73,739,158	70,469,459
Discount on common stock	(100)	(100)
Retained deficit	(73,891,465)	(70,629,027)

TOTAL STOCKHOLDERS’ (DEFICIT)	(21,018)	(28,279)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$19,482	$21,417

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005

Operating expenses
Research and development	$934,258	$1,059,494	$3,139,495	$3,396,843
General and administrative	24,334	32,442	121,935	183,450
Depreciation	336	885	1,008	3,525
Total operating expenses	958,928	1,092,821	3,262,438	3,583,818

Other Income
Gain on sale of assets	—	53,671	—	53,671

Net (loss) before income tax	(958,928)	(1,039,150)	(3,262,438)	(3,530,147)

Provision for income tax	—	—	—	—

NET (LOSS)	$(958,928)	$(1,039,150)	$(3,262,438)	$(3,530,147)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 28, 2006	$131,389	$70,469,459	$(100)	$(70,629,027)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	500,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,769,699	—	—

Net (loss)	—	—	—	(3,262,438)

Balance November 30, 2006	$131,389	$73,739,158	$(100)	$(73,891,465)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,262,438)	$(3,530,147)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,008	3,525
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,769,699	3,070,881
Gain on sale of assets	—	(53,671)
Increase (decrease)
Accounts payable	5,256	(33,401)
Accrued liabilities	(14,452)	(3,244)

NET CASH (USED BY) OPERATING ACTIVITIES	(500,927)	(546,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of related party receivable	—	15,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	15,000

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	500,000	525,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	525,000

NET (DECREASE) IN CASH	(927)	(6,057)

CASH AT BEGINNING OF PERIOD	17,797	16,984

CASH AT END OF PERIOD	$16,870	$10,927

NON CASH INVESTING ACTIVITIES
Issuance of related party receivable for assets sold	$—	$95,000

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2006 and February 28, 2006, and results of operations for the three months and nine months ended November 30, 2006 and 2005, and cash flows for the nine months ended November 30, 2006 and 2005.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2006.

At November 30, 2006, the Company had one stock-based employee compensation plan,  which is described more fully in Note C.  Prior to March 1, 2006, the company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended February 28, 2006 and 2005, nor in the nine-month period ended November 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective March 1, 2006, the company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized after March 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on March 1, 2006, the Company’s income before income taxes and net income for the three months and nine months ended November 30, 2006, are unchanged from the results if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the three months and nine months ended November 30, 2006 are unchanged, irrespective, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no excess tax benefits to classify for the three months and nine months ended November 30, 2006.

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

The Company is economically dependent on its funding through Dr. Burzynski’s medical practice.  A portion of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs, which are regulated by the FDA.  The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

NOTE  C.                   STOCK OPTIONS

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 optons	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of November 30, 2006.

NOTE  D.                   INCOME TAXES

The actual provision for income tax for the three and nine months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	November 30,	November 30,
	2006	2005

Expected expense (benefit)	$(326,036)	$(353,311)
Taxed directly to Dr. Burzynski	326,036	353,275
Nondeductible expenses and other adjustments	(6,021)	(16,787)
Change in valuation allowance	6,021	16,823

Provision for income tax	$—	$—

	Nine Months
	November 30,	November 30,
	2006	2005

Expected expense (benefit)	$(1,109,229)	$(1,200,250)
Taxed directly to Dr. Burzynski	1,109,229	1,200,214
Nondeductible expenses and other adjustments	(2,495)	(21,013)
Change in valuation allowance	2,495	21,049

Provision for income tax	$—	$—

Item 2.           Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of November 30, 2006, and the results of operations comparing the three and nine months ended November 30, 2006 and November 30, 2005. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005

Research and development costs were approximately $934,000 and $1,059,000 for the three months ended November 30, 2006 and 2005, respectively.  The decrease of $125,000, or 12%, was due to decreases in personnel costs of $44,000, material costs of $66,000, and facility and equipment costs of $19,000, offset by increase in consulting and quality control costs of $2,000, and other research and development costs of $2,000.

General and administrative expenses were approximately $24,000 and $32,000 for the three months ended November 30, 2006 and 2005, respectively.  The decrease of $8,000, or 25%, was due to a decrease in legal and professional fees of $8,000.

The Company had net losses of approximately $959,000 and $1,039,000 for the three months ended November 30, 2006 and 2005, respectively.  The decrease in the net loss from 2005 to 2006 is primarily due to the decreases in research and development costs due to decreases in personnel costs, material costs, and facility and equipment costs and decreases in general and administrative costs.

Nine Months Ended November 30, 2006 Compared to Nine Months Ended November 30, 2005

Research and development costs were approximately $3,139,000 and $3,397,000 for the nine months ended November 30, 2006 and 2005, respectively.  The decrease of $258,000, or 8%, was due to decreases in personnel cost of $152,000, material costs of $129,000, and facility and equipment costs of $13,000, offset by increases in consulting and quality control costs of $35,000 and other research and development costs of $1,000.

General and administrative expenses were approximately $122,000 and $183,000 for the nine months ended November 30, 2006 and 2005, respectively.  The decrease of $61,000, or 33%, was due to decreases in legal and professional fees of $58,000, and other general and administrative expenses of $3,000.

The Company had net losses of approximately $3,262,000 and $3,530,000 for the nine months ended November 30, 2006 and 2005, respectively.  The decrease in the net loss from 2005 to 2006 is primarily due to the decrease in research and development costs, due to the decreases in personnel costs, material costs, and facility and equipment costs, and decreases in general and administrative costs, offset by increases and consulting and quality control cost.  As of November 30, 2006, the Company has a stockholders’ deficit of $21,018.

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

The term of the Research Funding Agreement was automatically renewed until February 28, 2007.  The Company intends to enter into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski would extend the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,200,000 during the last quarter of the fiscal year ending February 28, 2007. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2007. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 20 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 6.           Exhibits

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibits 3(i)     (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

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

Date: January 16, 2007