Form 10KSB
period 2007-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2007-05-29
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

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

As of May 10, 2007 131,388,444 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $2,925,000 based on the last reported sales price on May 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check One):  Yes ☐;  No. ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-KSB

FISCAL YEAR ENDED FEBRUARY 28, 2007

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

The Company currently sponsors 24 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations. All clinical trials are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions.”  All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled, and the BT-34 and BT-35 studies, in which up to 20 patients will be enrolled. Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

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

As of May 23, 2007, eleven of the prospective clinical trials have reached a Milestone. These are:

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

The results of Protocols BT-07, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-23 and BT-34 are set forth below (as of May 23, 2007).

			Number and				Number and		Number and
			Percentage of		Number and		Percentage of		Percentage of
			Patients Showing		Percentage of		Patients		Patients
Protocol	Patients	Evaluable	Complete		Patients Showing		Showing Stable		Showing
Number	Accrued	Patients	Response		Partial Response		Disease		Progressive Disease
BT-07	40	35	2	8.3%	1	4.2%	2	8.3%	19	79.2%
BT-09	32	23	4	17.4%	6	26.1%	9	39.1%	4	17.4%
BT-11	40	27	5	18.5%	4	14.8%	11	40.7%	7	25.9%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	25	18	3	16.7%	2	11.1%	7	38.9%	6	33.3%
BT-18	20	12	3	25.0%	1	8.3%	3	25.0%	5	41.7%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	35	20	2	10.0%	2	10.0%	7	35.0%	9	45.0%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%
BT-34	5	5	5	100.0%	0	0.0%	0	0.0%	0	0.0%

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

Active Phase II Clinical Trials

The following table sets forth the title of each active Protocol, the subject of the Protocol with dates submitted to the FDA and approved by the IRB and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study, except for protocols BT-34 and BT-35, which have a maximum of 20 patients who may ultimately participate in the study. The information in this table is updated as of May 23, 2007.

Title of		Number of
Protocol	Subject of Protocol	Persons Enrolled
AD-02	Carcinoma of the Adrenal Gland	6
BL-02	Carcinoma of the Bladder	4
BT-06	Children with High Grade Glioma	9
BT-08	Anaplastic Astrocytoma	18
BT-09	Brain Tumors	32
BT-10	Children with Brain Tumors	18
BT-12	Children with Primitive Neuroectodermal (PNET)	13
BT-13	Children with Low Grade Astrocytoma	11
BT-14	Children with Rhabdoid Tumor of the Central Nervous System	4
BT-15	Adult Patients with Anaplastic Astrocytoma	25
BT-17	Adult Patients with Oligodendroglioma	12
BT-18	Adult Patients with Mixed Glioma	20
BT-21	Adult Patients with Primary Malignant Brain Tumors	35
BT-22	Children with Primary Malignant Brain Tumors	7
BT-23	Children with Visual Pathway Glioma	12
BT-34	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Complete Response Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	5
BT-35	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Partial Response or Stable Disease Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	1
ES-02	Adenocarcinoma of the Esophagus	8
LA-04	Large Cell, Undifferentiated Carcinoma of the Lung	9
LY-03	Non-Hodgkin’s Lymphoma	5
LY-06	Non-Hodgkin’s Lymphoma, Low Grade	31
MA-02	Mesothelioma	8
ME-02	Malignant Melanoma	13
MM-02	Multiple Myeloma	5
PA-02	Carcinoma of the Pancreas	15
UP-02	Carcinoma of an Unknown Primary	8

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $100,000 per year on environmental compliance matters and expects to spend approximately $65,000 for repairs and upgrades during the fiscal year ending February 28, 2008.

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

Total research and development costs for the fiscal years ended February 28, 2007 and 2006 were approximately $4,133,000 and $4,435,000, respectively.

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

Employees

As of May 10, 2007, the Company had three employees, all of whom were full-time employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2007.

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

	Price Range
	High	Low
2005
First Quarter	$0.37	$0.25
Second Quarter	0.35	0.25
Third Quarter	0.29	0.13
Fourth Quarter	0.20	0.10

2006
First Quarter	$0.25	$0.10
Second Quarter	0.13	0.07
Third Quarter	0.20	0.08
Fourth Quarter	0.18	0.10

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 10, 2007, there were approximately 2,036 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition of the Company as of February 28, 2007 and 2006 and the results of operations for the fiscal years ended February 28, 2007 and 2006. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results Of Operations

Fiscal Year Ended February 28, 2007 Compared to Fiscal Year Ended February 28, 2006

Research and development costs were approximately $4,133,000 and $4,435,000 for the fiscal years ended February 28, 2007 and 2006, respectively.  The decrease of $302,000 or 7% was due to a decrease in personnel cost of $119,000, decreases in material costs of $205,000,  offset by an increase in facility and equipment costs of  $3,000, an increase in consulting and quality control costs of $9,000, and an increase in other research and development costs of $10,000.

General and administrative expenses were approximately $169,000 and $216,000 for the fiscal years ended February 28, 2007 and 2006, respectively.  The decrease of $47,000 or 22% was due to a decrease in legal and professional fees of $46,000, and a decrease in other general and administrative expenses of $1,000.

The Company had net losses of approximately $4,303,000 and $4,601,000 for the fiscal years ended February 28, 2007 and 2006, respectively.  The decrease in the net loss from 2006 to 2007 was primarily due to an overall decrease in research and development cost and general and administrative expenses of the Company described above.  As of February 28, 2007, the Company had total stockholders’ deficit of $(53,176).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for additional one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4.5 million in the fiscal year ending February 28, 2008. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2008. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of 215 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 196 patents covering 42 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2007 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 10.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principle	Year		Bonus	Compensation	Stock	Underlying	Payout	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President,	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer(1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 10, 2007, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of	Amount and nature of
beneficial owner	beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (5 persons)	107,994,190		81.45%

*              Less than one percent.

(1)           Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 10, 2007. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for additional one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement is currently extended until February 28, 2008.

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

10.9	Third Amendment to Research Funding Agreement, effective as of March 1, 2007, by and between the Company and Dr. Stanislaw R. Burzynski (filed herewith).

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Principal Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer).

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, Fitts, Roberts & Co., P.C., for fiscal years ended February 28, 2007 and 2006, respectively:

	2007	2006

Audit Fees (1)	$31,800	$32,650

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$31,800	$32,650

(1)           The 2007 amount includes estimated fees of $9,800 to complete the audit.

Audit Fees were for professional services rendered for the audit of BRI’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Fitts, Roberts & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2007 or 2006.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2007 or 2006.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2007 or 2006.

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

Date: May 29, 2007

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2007
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2007
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 29, 2007
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2007
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 28, 2007 and 2006

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Fitts, Roberts & Co., P.C.

May 29, 2007
Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 28, 2007 and 2006

	2007	2006
ASSETS

Current assets

Cash and cash equivalents (Note 1)	$10,650	$17,797

Total current assets	10,650	17,797

Property and equipment, net of accumulated depreciation and amortization (Notes 1,3 and 5)	2,276	3,620

Total assets	$12,926	$21,417

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$44,224	$14,046
Accrued liabilities	21,878	35,650

Total current liabilities	66,102	49,696

Total liabilities	66,102	49,696

Commitments, contingencies and related parties (Notes 2, 5 and 8)

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	74,747,268	70,469,459
Discount on common stock	(100)	(100)
Retained deficit	(74,931,733)	(70,629,027)

Total stockholders’ deficit	(53,176)	(28,279)

Total liabilities and stockholders’ deficit	$12,926	$21,417

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2007 and  2006

	2007	2006

Revenue
Gain on sale of assets	$—	$53,640

Operating expenses
Research and development (Notes 1 and 2)	4,132,689	4,434,538
General and administrative	168,673	215,949
Depreciation (Notes 1 and 3)	1,344	3,890

Total operating expenses	4,302,706	4,654,377

Net loss before provision for taxes	(4,302,706)	(4,600,737)

Provision for income tax (Notes 1 and 6)	—	—

Net loss	$(4,302,706)	$(4,600,737)

Earnings per share information:
Basic and diluted
Loss per common share	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2007 and  2006

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 28, 2005	$131,389	$65,876,210	$(100)	$(66,028,290)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	590,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	4,003,249	—	—

Net loss	—	—	—	(4,600,737)

Balance February 28, 2006	131,389	70,469,459	(100)	(70,629,027)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	597,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	3,680,809	—	—

Net loss	—	—	—	(4,302,706)

Balance February 28, 2007	$131,389	$74,747,268	$(100)	$(74,931,733)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2007 and  2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,302,706)	$(4,600,737)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	1,344	3,890
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	3,680,809	4,003,249
Gain on sale of assets	—	(53,640)
Increase (decrease) in:
Accounts payable	30,178	(33,203)
Accrued liabilities	(13,772)	(3,746)

NET CASH (USED) IN OPERATING ACTIVITIES	(604,147)	(684,187)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	95,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	95,000

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	597,000	590,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	597,000	590,000

NET (DECREASE) INCREASE IN CASH	(7,147)	813

CASH AT BEGINNING OF YEAR	17,797	16,984

CASH AT END OF YEAR	$10,650	$17,797

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Interest	$85,984	$73,857

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTSS

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2007, the Company had a working capital deficit of approximately $55,000 and accumulated deficit of approximately $75,000,000.  For the years ended February 28, 2007 and 2006 the Company incurred losses of approximately $4,303,000 and $4,601,000, respectively.

Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

BRI is economically dependent on its funding from Dr. Burzynski through his medical practice.  Management estimates that approximately one-tenth of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs which the FDA regulates.  The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

Prior to March 1, 2006, the company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized in the Statement of Operations for the year ended February 28, 2006, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting Statement 123(R) on March 1, 2006, the company’s income before income taxes and net income for the year ended February 28, 2006, is unchanged from the results if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended February 28, 2006 is unchanged, irrespective, if the company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  There were no excess tax benefits to classify for the year ended February 28, 2006.

The company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 (R) to options granted under the company’s stock option plan in all periods presented.

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which have alternative uses, are capitalized.

Fair Value of Financial Instruments

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments.  None of the financial instruments are held for trading purposes.

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

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10.  All but one of these Initial Patents have expired as of February 28, 2007, the one remaining expires January 11, 2009. The Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

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

The eight United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent.  The 2005 U.S. Patent issued in September 2005 and will expire July 2018.

The three Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer) and (iii) Liposomal Formulation of Antineoplastons.  The Canadian Patents expire on November 14, 2006, June 4, 2002 and May 14, 2017, respectively; however, the Company does not believe the Canadian Patents that expired in 2002 or in 2006 will have a material adverse effect on the Company.

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

8.     Effective February 29, 2004, the term of the Research Funding Agreement was extended to February 28, 2005, and was automatically renewed for two additional one-year terms thereafter, unless one party notified the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.  The Company entered into an amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for additional one-year terms, unless our party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.

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

	2007	2006

Capital contributed	$597,000	$590,000
Clinical trial costs paid direct	$3,680,809	$4,003,249

3.             Property and Equipment:

Property and equipment consists of the following as of February 28th:

	Estimated
	Useful Lives	2007	2006

Furniture and equipment	5 - 10 years	$15,577	$15,577

Total property and equipment		15,577	15,577

Accumulated depreciation and amortization		(13,301)	(11,957)

		$2,276	$3,620

Depreciation and amortization expense for the years ended February 28, 2007, and 2006 was $1,344 and $3,890, respectively.

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

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $221,294 for 2007 and $341,918 for 2006, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of the medical clinic that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $560 and $262 for the years ended February 28, 2007 and 2006, respectively.

5.             Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in two to three years.  Rent expense incurred under these leases was approximately $71,354 and $69,425 for the years ended February 28, 2007, and 2006, respectively.  Future minimum lease payments are as follows:

2008	33,911
2009	1,256

$35,167

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements.  Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Interest, insurance, property taxes and building depreciation totaled $194,452 and $181,055 for 2007 and 2006, respectively.

6.            Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2007 and 2006 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2007	2006

Expected benefit	$(1,462,920)	$(1,564,251)
Taxed directly to Dr. Burzynski	1,462,920	1,564,251
Other adjustments	8,465	2,545
Change in valuation allowance	(8,465)	(2,545)
Texas franchise tax, based on income	—	—

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:

Net operating loss carryforwards	$407,368	$396,754
Excess book (tax) depreciation	(638)	(920)
Accrued expenses	3,253	5,684
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	452,586	444,121
Less valuation allowance	(452,586)	(447,121)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $1,198,142 as of February 28, 2007.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706
2025	$13,732
2026	$47,083
2027	$31,219

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

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of February 28, 2007.

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

The Company produced antineoplaston products to treat approximately 85 to 100 patients during the years ended February 28, 2007 and 2006.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately twenty four percent and nineteen percent of the chemicals used in producing antineoplastons from two individual suppliers during the year ended February 2007 and twenty nine percent and fifteen percent during the year ended February 2006.  The Company has established additional vendors to supply these chemicals.