Form 10QSB
period 2007-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2007-07-16
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 1, 2007, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	May 31,	February 28,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$22,346	$10,650
TOTAL CURRENT ASSETS	22,346	10,650

Property and equipment, net of accumulated depreciation and amortization	8,616	2,276

TOTAL ASSETS	$30,962	$12,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$48,044	$44,224
Accrued liabilities	48,073	21,878
CURRENT AND TOTAL LIABILITIES	96,117	66,102

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	75,796,358	74,747,268
Discount on common stock	(100)	(100)
Retained deficit	(75,992,802)	(74,931,733)

TOTAL STOCKHOLDERS’ (DEFICIT)	(65,155)	(53,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$30,962	$12,926

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2007	2006

Operating expenses
Research and development	$1,017,452	$1,101,112
General and administrative	43,119	55,865
Depreciation	498	447
Total operating expenses	1,061,069	1,157,424

Net (loss) before income tax	(1,061,069)	(1,157,424)

Provision for income tax	—	—

NET (LOSS)	$(1,061,069)	$(1,157,424)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 28, 2007	$131,389	$74,747,268	$(100)	$(74,931,733)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	85,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	964,090	—	—

Net (loss)	—	—	—	(1,061,069)

Balance May 31, 2007	$131,389	$75,796,358	$(100)	$(75,992,802)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31,	May 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,061,069)	$(1,157,424)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	498	447
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	964,090	978,705
Increase (decrease)
Accounts payable	3,820	23,074
Accrued liabilities	26,195	(630)

NET CASH (USED IN) OPERATING ACTIVITIES	(66,466)	(155,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,838)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(6,838)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	85,000	155,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	85,000	155,000

NET INCREASE (DECREASE) IN CASH	11,696	(828)

CASH AT BEGINNING OF PERIOD	10,650	17,797

CASH AT END OF PERIOD	$22,346	$16,969

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2007 and February 28, 2007, and results of operations for the three months ended May 31, 2007 and 2006, and cash flows for the three months ended May 31, 2007 and 2006.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007.

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

NOTE C.               STOCK OPTIONS

At May 31, 2007, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 optons	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of May 31, 2007.

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

NOTE D.               INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007.  As of March 1, 2007 the total amount of unrecognized tax benefits was $-0-.  As a result of the implementation of Interpretation 48, the Company had no material change in the amounts of unrecognized tax benefits as a result of tax positions taken during a prior period or the current period.

The federal income tax returns of the Company for 2006, 2005, and 2004 are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The actual provision for income tax for the three months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	May 31	May 31
	2007	2006

Expected expense (benefit)	$(360,763)	$(393,524)
Taxed directly to Dr. Burzynski	360,763	393,524
Nondeductible expenses and other adjustments	4,074	(8,065)
Change in valuation allowance	(4,074)	8,065

Provision for income tax	$—	$—

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2007, and the results of operations comparing the three months ended May 31, 2007 and May 31, 2006. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006

Research and development costs were approximately $1,017,000 and $1,101,000 for the three months ended May 31, 2007 and 2006, respectively.  The decrease of $84,000 or 8% was due to decreases in material costs of $32,000, facility and equipment costs of $5,000, and consulting and quality control costs of $77,000, offset by increases in personnel costs of $28,000 and other research and development costs of $2,000.

General and administrative expenses were approximately $43,000 and $56,000 for the three months ended May 31, 2007 and 2006, respectively.  The decrease of $13,000 or 23% was due to decreases in legal and professional fees of $7,000 and other general and administrative costs of $6,000.

The Company had net losses of approximately $1,061,000 and $1,157,000 for the three months ended May 31, 2007 and 2006, respectively.  The decrease in the net loss from 2006 to 2007 is primarily due to the decreases in research and development costs due to decreases in material costs, facility and equipment costs, and consulting and quality control costs and decreases in general and administrative costs.

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 29, 2008, with an automatic renewal for additional one-year terms, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $3,400,000 during the remaining three quarters of the fiscal year ending February 29, 2008. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 29, 2008. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Date: July 16, 2007