Form 10QSB
period 2007-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2007-10-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of October 1, 2007, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	August 31,	February 28,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$4,788	$10,650
TOTAL CURRENT ASSETS	4,788	10,650

Property and equipment, net of accumulated depreciation and amortization	8,118	2,276

TOTAL ASSETS	$12,906	$12,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$47,281	$44,224
Accrued liabilities	41,645	21,878
CURRENT AND TOTAL LIABILITIES	88,926	66,102

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	76,938,558	74,747,268
Discount on common stock	(100)	(100)
Retained deficit	(77,145,867)	(74,931,733)

TOTAL STOCKHOLDERS’ (DEFICIT)	(76,020)	(53,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$12,906	$12,926

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006

Operating expenses
Research and development	$1,109,535	$1,104,125	$2,126,987	$2,205,237
General and administrative	43,032	41,736	86,151	97,601
Depreciation	498	225	996	672
Total operating expenses	1,153,065	1,146,086	2,214,134	2,303,510

Net (loss) before income tax	(1,153,065)	(1,146,086)	(2,214,134)	(2,303,510)

Provision for income tax	—	—	—	—

NET (LOSS)	$(1,153,065)	$(1,146,086)	$(2,214,134)	$(2,303,510)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit

Balance February 28, 2007	$131,389	$74,747,268	$(100)	$(74,931,733)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	170,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,021,290	—	—

Net (loss)	—	—	—	(2,214,134)

Balance August 31, 2007	$131,389	$76,938,558	$(100)	$(77,145,867)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Six Months Ended
	August 31, 2007	August 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,214,134)	$(2,303,510)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	996	672
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,021,290	1,958,140
Increase (decrease)
Accounts payable	3,057	8,599
Accrued liabilities	19,767	(555)

NET CASH (USED IN) OPERATING ACTIVITIES	(169,024)	(336,654)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,838)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(6,838)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	170,000	335,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	170,000	335,000

NET (DECREASE) IN CASH	(5,862)	(1,654)

CASH AT BEGINNING OF PERIOD	10,650	17,797

CASH AT END OF PERIOD	$4,788	$16,143

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2007 and February 28, 2007, and results of operations for the three months and six months ended August 31, 2007 and 2006, and cash flows for the six months ended August 31, 2007 and 2006.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007.

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

NOTE  C.      STOCK OPTIONS

At August 31, 2007, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 optons	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of August 31, 2007.

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

The actual provision for income tax for the three and six months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	August 31, 2007	August 31, 2006

Expected expense (benefit)	$(392,043)	$(389,669)
Taxed directly to Dr. Burzynski	392,043	389,669
Nondeductible expenses and other adjustments	3,693	11,591
Change in valuation allowance	(3,693)	(11,591)

Provision for income tax	$—	$—

	Six Months
	August 31, 2007	August 31, 2006

Expected expense (benefit)	$(752,806)	$(783,193)
Taxed directly to Dr. Burzynski	752,806	783,193
Nondeductible expenses and other adjustments	7,767	3,526
Change in valuation allowance	(7,767)	(3,526)

Provision for income tax	$—	$—

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2007, and the results of operations comparing the three and six months ended August 31, 2007 and August 31, 2006. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company is currently conducting 26 FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.

Results of Operations

Three Months Ended August 31, 2007 Compared to Three Months Ended August 31, 2006

Research and development costs were approximately $1,109,000 and $1,104,000 for the three months ended August 31, 2007 and 2006, respectively. The increase of $5,000 or 1/2% was due to increases in personnel costs of $69,000, material costs of $52,000, offset by decrease in facility and equipment costs of $21,000 and consulting and quality control costs of $95,000.

General and administrative expenses were approximately $43,000 and $42,000 for the three months ended August 31, 2007 and 2006, respectively. The increase of $1,000 or 2% was due to an increase in legal and professional fees of $4,000, offset by a decrease in other general and administrative expenses of $3,000.

The Company had net losses of approximately $1,153,000 and $1,146,000 for the three months ended August 31, 2007 and 2006, respectively. The increase in the net loss from 2006 to 2007 is primarily due to the increases in research and development costs due to increases in personnel costs,  material costs,  and increases in general and administrative costs, offset by decreases in research and development costs  due to decreases in facility and equipment costs and consulting and quality control costs.

Six Months Ended August 31, 2007 Compared to Six Months Ended August 31, 2006

Research and development costs were approximately $2,127,000 and $2,205,000 for the six months ended August 31, 2007 and 2006, respectively. The decrease of $78,000 or 4% was due to decreases in consulting and quality control costs of $172,000 and facility and equipment costs of $25,000, offset by increases in personnel costs of $97,000, material costs of $20,000, and other research and development costs of $2,000.

General and administrative expenses were approximately $86,000 and $98,000 for the six months ended August 31, 2007 and 2006, respectively. The decrease of $12,000 or 12% was due to  decreases in legal and professional fees of $3,000, and other general and administrative expenses of $9,000.

The Company had net losses of approximately $2,214,000 and $2,304,000 for the six months ended August 31, 2007 and 2006, respectively. The decrease in the net loss from 2006 to 2007 is primarily due to the decrease in research and development costs, due to the decreases in consulting and quality control costs and facility and equipment costs and decreases in general and administrative costs, offset by increases in personnel costs and material costs. As of August 31, 2007, the Company has a stockholders’ deficit of $76,020.

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

The Company estimates that it will spend approximately $2,300,000 during the remaining two quarters of the fiscal year ending February 29, 2008. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 29, 2008. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Date: October 15, 2007