Form 10QSB
period 2007-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2008-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of January 10, 2008, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	November 30,	February 28,
	2007	2007
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,394	$10,650
TOTAL CURRENT ASSETS	1,394	10,650

Property and equipment, net of accumulated depreciation and amortization	7,620	2,276

TOTAL ASSETS	$9,014	$12,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$49,178	$44,224
Accrued liabilities	37,240	21,878
CURRENT AND TOTAL LIABILITIES	86,418	66,102

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	77,966,519	74,747,268
Discount on common stock	(100)	(100)
Retained deficit	(78,175,212)	(74,931,733)

TOTAL STOCKHOLDERS’ (DEFICIT)	(77,404)	(53,176)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$9,014	$12,926

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

Operating expenses
Research and development	$1,005,723	$934,258	$3,132,710	$3,139,495
General and administrative	23,124	24,334	109,275	121,935
Depreciation	498	336	1,494	1,008
Total operating expenses	1,029,345	958,928	3,243,479	3,262,438

Net (loss) before income tax	(1,029,345)	(958,928)	(3,243,479)	(3,262,438)

Provision for income tax	—	—	—	—

NET (LOSS)	$(1,029,345)	$(958,928)	$(3,243,479)	$(3,262,438)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 28, 2007	$131,389	$74,747,268	$(100)	$(74,931,733)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	245,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,974,251	—	—

Net (loss)	—	—	—	(3,243,479)

Balance November 30, 2007	$131,389	$77,966,519	$(100)	$(78,175,212)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,243,479)	$(3,262,438)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	1,494	1,008
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,974,251	2,769,699
Increase (decrease)
Accounts payable	4,954	5,256
Accrued liabilities	15,362	(14,452)

NET CASH (USED IN) OPERATING ACTIVITIES	(247,418)	(500,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,838)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(6,838)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	245,000	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	245,000	500,000

NET (DECREASE) IN CASH	(9,256)	(927)

CASH AT BEGINNING OF PERIOD	10,650	17,797

CASH AT END OF PERIOD	$1,394	$16,870

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2007 and February 28, 2007, and results of operations for the three months and nine months ended November 30, 2007 and 2006, and cash flows for the nine months ended November 30, 2007 and 2006.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2007.

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

NOTE  C.                                           STOCK OPTIONS

At November 30, 2007, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 optons	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of November 30, 2007.

NOTE  C.                                           STOCK OPTIONS - continued

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

NOTE  D.                                           INCOME TAXES - continued

The actual provision for income tax for the three and nine months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	November 30,	November 30,
	2007	2006

Expected expense (benefit)	$(349,977)	$(326,036)
Taxed directly to Dr. Burzynski	349,969	326,036
Nondeductible expenses and other adjustments	471	(6,021)
Change in valuation allowance	(463)	6,021

Provision for income tax	$—	$—

	Nine Months
	November 30,	November 30,
	2007	2006

Expected expense (benefit)	$(1,102,783)	$(1,109,229)
Taxed directly to Dr. Burzynski	1,102,775	1,109,229
Nondeductible expenses and other adjustments	8,238	(2,495)
Change in valuation allowance	(8,230)	2,495

Provision for income tax	$—	$—

Item 2.           Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of November 30, 2007, and the results of operations comparing the three and nine months ended November 30, 2007 and November 30, 2006. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

Research and development costs were approximately $1,006,000 and $934,000 for the three months ended November 30, 2007 and 2006, respectively.  The increase of $72,000 or 8% was due to increases in material costs of $128,000 and in facility and equipment costs of $21,000 offset by a decrease in consulting and quality control costs of $74,000 and other research and development costs of $3,000.

General and administrative expenses were approximately $23,000 and $24,000 for the three months ended November 30, 2007 and 2006, respectively.  The decrease of $1,000 or 4% was due to a decrease in legal and professional fees of $2,000, offset by an increase in other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,029,000 and $959,000 for the three months ended November 30, 2007 and 2006, respectively.  The increase in the net loss from 2006 to 2007 is primarily due to the increases in research and development costs due to increases in material costs, facility and equipment costs offset by decreases in research and development costs  due to decreases in consulting and quality control costs and other research and development costs.

Nine Months Ended November 30, 2007 Compared to Nine Months Ended November 30, 2006

Research and development costs were approximately $3,133,000 and $3,139,000 for the nine months ended November 30, 2007 and 2006, respectively.  The decrease of $6,000 or .2% was due to decreases in consulting and quality control costs of $246,000, facility and equipment costs of $4,000 and other development costs of $1,000  offset by increases in personnel cost of $97,000,  and material costs of $148,000.

General and administrative expenses were approximately $109,000 and $122,000 for the nine months ended November 30, 2007 and 2006, respectively.  The decrease of $13,000 or 11% was due to decreases in legal and professional fees of $4,000 and other general and administrative expenses of $9,000.

The Company had net losses of approximately $3,243,000 and $3,262,000 for the nine months ended November 30, 2007 and 2006, respectively.  The decrease in the net loss from 2006 to 2007 is primarily due to the decrease in research and development costs, due to the decreases in consulting and quality control costs and facility and equipment costs and decreases in general and administrative costs, offset by increases in personnel costs and material costs.  As of November 30, 2007, the Company has a stockholders’ deficit of $77,404.

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

The Company estimates that it will spend approximately $1,200,000 during the last quarter of the fiscal year ending February 29, 2008. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 29, 2008. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Date: January 14, 2008