Form 10KSB
period 2008-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2008-05-28
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:  $0.

As of May 20, 2008 131,388,444 shares of the Registrant’s Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates was approximately $1,520,626.51 based on the last reported sales price on May 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One):  Yes   ☐;  No.  ☒

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-KSB

FISCAL YEAR ENDED FEBRUARY 29, 2008

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

The Company currently sponsors 19 ongoing Phase II clinical trials, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations. All clinical trials are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions.” All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled, and the BT-34 and BT-35 studies, in which up to 20 patients will be enrolled. Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

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

Where tumor size is used as the Milestone, each clinical trial protocol describes a “complete response” as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-06, BT-09, BT-10, BT-12, BT-13, BT-14, BT-15, BT-17, BT-18, BT-21, BT-22, BT-23, BT-35, ES-02, LY-06 and MA-02. “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks. An objective response for protocols BT-07 and BT-20 is described as either complete or partial response or stable disease. An objective response for protocol BT-34 is no sign of tumor recurrence. An objective response for protocol MM-02 is at least 75% reduction in the production of serum myeloma protein, at least 95% reduction in myeloma proteins in urine and less than 5% bone marrow myeloma cells. “Progressive disease” is described as more than 50% increase in total tumor mass or occurrence of new tumors.

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

As of May 22, 2008, twelve of the prospective clinical trials have reached a Milestone. These are:

•                                          Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy. This study is already completed.

•                                          Protocol BT-08, involving the study of Antineoplastons A10 and AS2-1 in patients with anaplastic astrocytoma.

•                                          Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors.

•                                          Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brain stem glioma.  This study is already completed.

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

The results of Protocols BT-07, BT-08, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-23 and BT-34 are set forth below (as of May 22, 2008).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-07	40	24	2	8.3%	1	4.2%	3	12.5%	18	75.0%
BT-08	19	13	4	30.8%	0	0.0%	5	38.5%	4	30.8%
BT-09	37	26	4	15.4%	6	23.1%	11	42.3%	5	19.2%
BT-11	40	28	5	17.9%	4	14.3%	12	42.9%	7	25.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	27	20	3	15.0%	2	10.0%	9	45.0%	6	30.0%
BT-18	20	13	3	23.1%	1	7.7%	3	23.1%	6	46.2%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	35	20	2	10.0%	2	10.0%	7	35.0%	9	45.0%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%
BT-34	5	5	5	100.0%	0	0.0%	0	0.0%	0	0.0%

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

Active Phase II Clinical Trials

The following table sets forth the title of each active Protocol, the subject of the Protocol with dates submitted to the FDA and approved by the IRB and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study, except for protocols BT-34 and BT-35, which have a maximum of 20 patients who may ultimately participate in the study. The information in this table is updated as of May 22, 2008.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
AD-02	Carcinoma of the Adrenal Gland	6

BT-06	Children with High Grade Glioma	9
BT-08	Anaplastic Astrocytoma	19
BT-09	Brain Tumors	37
BT-10	Children with Brain Tumors	19
BT-12	Children with Primitive Neuroectodermal (PNET)	13
BT-13	Children with Low Grade Astrocytoma	11
BT-14	Children with Rhabdoid Tumor of the Central Nervous System	4
BT-15	Adult Patients with Anaplastic Astrocytoma	27
BT-17	Adult Patients with Oligodendroglioma	13
BT-18	Adult Patients with Mixed Glioma	20
BT-21	Adult Patients with Primary Malignant Brain Tumors	35
BT-22	Children with Primary Malignant Brain Tumors	7
BT-23	Children with Visual Pathway Glioma	12
BT-34	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Complete Response Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	5
BT-35	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Partial Response or Stable Disease Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	2
ES-02	Adenocarcinoma of the Esophagus	8
LY-06	Non-Hodgkin’s Lymphoma, Low Grade	31
MA-02	Mesothelioma	8

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $100,000 per year on environmental compliance matters and expects to spend approximately $40,000 for repairs and upgrades during the fiscal year ending February 28, 2009.

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

Total research and development costs for the fiscal years ended February 29, 2008 and February 28, 2007 were approximately $4,365,000 and $4,133,000, respectively.

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

The three Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer) and (iii) Liposomal Formulation of Antineoplastons. The Canadian Patents expired or will expire on June 4, 2002, November 14, 2006 and May 14, 2017, respectively; however, the Company does not believe the expiration of the Canadian Patents will have a material adverse effect on the Company.

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

Employees

As of May 20, 2008, the Company had three employees, all of whom were full-time employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 29, 2008.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2007
First Quarter	$0.22	$0.10
Second Quarter	0.12	0.08
Third Quarter	0.16	0.08
Fourth Quarter	0.15	0.10

Fiscal year ended February 29, 2008
First Quarter	$0.13	$0.06
Second Quarter	0.10	0.08
Third Quarter	0.10	0.06
Fourth Quarter	0.07	0.05

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 20, 2008, there were approximately 2,027 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

The following is a discussion of the financial condition of the Company as of February 29, 2008 and February 28, 2007 and the results of operations for the fiscal years ended February 29, 2008 and February 28, 2007. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting 19 FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions.”

Results Of Operations

Fiscal Year Ended February 29, 2008 Compared to Fiscal Year Ended February 28, 2007

                Research and development costs were approximately $4,365,000 and $4,133,000 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. The increase of $232,000 or 6% was due to an increase in personnel cost of $96,000, an increase in material costs of $396,000 and an increase in facility and equipment costs of $34,000, offset by a decrease in consulting and quality control costs of $283,000, and a decrease in other research and development costs of $11,000.

General and administrative expenses were approximately $155,000 and $169,000 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. The decrease of $14,000 or 8% was due to a decrease in legal and professional fees of $2,000, and a decrease in other general and administrative expenses of $12,000.

                The Company had net losses of approximately $4,522,000 and $4,303,000 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. The increase in the net loss from 2007 to 2008 was primarily due to an overall increase in research and development cost, offset by a decrease in general and administrative expenses of the Company described above. As of February 29, 2008, the Company had total stockholders’ deficit of $(58,246).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2009.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4.6 million in the fiscal year ending February 28, 2009. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2009. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

(a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic Securities and Exchange Commission filings. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the Company’s principal executive officer (who is also the Company’s principal financial officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer (who is also the Company’s principal financial officer), concluded that, as of February 29, 2008, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b) Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	65	Director, President, Secretary, and Treasurer
Barbara Burzynski, M.D.	67	Director
Michael H. Driscoll, J.D.	61	Director
Carlton Hazlewood, Ph.D.	71	Director

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of 220 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 222 patents covering 42 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 29, 2008 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principle Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski,	2006	0	0	0	0	0	0	0
M.D., Ph.D., President,	2007	0	0	0	0	0	0	0
Secretary and Treasurer(1)	2008	0	0	0	0	0	0	0

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

The following table sets forth, as of May 20, 2008, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (4 persons)	107,014,190		81.45%

*                             Less than one percent.

(1)                      Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 20, 2008. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2009.

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
3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) — (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

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

10.9

Third Amendment to Research Funding Agreement, effective as of March 1, 2007, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.9 to Form 10-KSB filed with the Securities and Exchange Commission on May 29, 2007 (File No. 000-23425)).

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

The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, Fitts, Roberts & Co., P.C., for fiscal years ended February 29, 2008 and February 28, 2007, respectively:

	2008	2007
Audit Fees (1)	$32,700	$31,800
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$32,700	$31,800

(1)        The 2008 amount includes estimated fees of $16,000 to complete the audit.

Audit Fees were for professional services rendered for the audit of BRI’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Fitts, Roberts & Co., P.C. in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2008 or 2007.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2008 or 2007.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2008 or 2007.

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

Date:  May 28, 2008

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 28, 2008
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 28, 2008
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 28, 2008
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 28, 2008
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 29, 2008 and February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 29, 2008 and February 28, 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 29, 2008 and February 28, 2007 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Burzynski Research Institute, Inc.’s internal control over financial reporting as of February 29, 2008 included as Item 8A in the accompanying 10-KSB, and accordingly, we do not express an opinion thereon.

/s/ Fitts, Roberts & Co., P.C.

May 28, 2008

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 29, 2008 and February 28, 2007

	2008	2007
ASSETS

Current assets

Cash and cash equivalents (Note 1)	$3,161	$10,650

Total current assets	3,161	10,650

Property and equipment, net of accumulated depreciation (Notes 1 and 3)	7,150	2,276

Total assets	$10,311	$12,926

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$33,430	$44,224
Accrued liabilities	35,127	21,878

Total current liabilities	68,557	66,102

Total liabilities	68,557	66,102

Commitments, contingencies and related parties (Notes 2, 5 and 8)

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	79,264,295	74,747,268
Discount on common stock	(100)	(100)
Retained deficit	(79,453,830)	(74,931,733)

Total stockholders’ deficit	(58,246)	(53,176)

Total liabilities and stockholders’ deficit	$10,311	$12,926

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2008 and February 28, 2007

	2008	2007
Operating expenses
Research and development (Notes 1 and 2)	$4,365,074	$4,132,689
General and administrative	155,059	168,673
Depreciation (Notes 1 and 3)	1,964	1,344

Total operating expenses	4,522,097	4,302,706

Net loss before provision for taxes	(4,522,097)	(4,302,706)

Provision for income tax (Notes 1 and 6)	—	—

Net loss	$(4,522,097)	$(4,302,706)

Earnings per share information:
Basic and diluted
Loss per common share	$(0.03)	$(0.03)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 29, 2008 and February 28, 2007

	Common Stock	Additional Paid-in Capital	Discount on Common Stock	Retained Deficit
Balance February 28, 2006	$131,389	$70,469,459	$(100)	$(70,629,027)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	597,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	3,680,809	—	—

Net loss	—	—	—	(4,302,706)

Balance February 28, 2007	131,389	74,747,268	(100)	(74,931,733)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	368,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	4,149,027	—	—

Net loss	—	—	—	(4,522,097)

Balance February 29, 2008	$131,389	$79,264,295	$(100)	$(79,453,830)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2008 and February 28, 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,522,097)	$(4,302,706)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,964	1,344
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	4,149,027	3,680,809
Increase (decrease) in
Accounts payable	(10,794)	30,178
Accrued liabilities	13,249	(13,772)

NET CASH (USED) IN OPERATING ACTIVITIES	(368,651)	(604,147)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,838)	—

NET CASH (USED) BY INVESTING ACTIVITIES	(6,838)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	368,000	597,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	368,000	597,000

NET (DECREASE) IN CASH	(7,489)	(7,147)

CASH AT BEGINNING OF YEAR	10,650	17,797

CASH AT END OF YEAR	$3,161	$10,650

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Interest	$101,422	$85,984

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 29, 2008, the Company had a working capital deficit of approximately $65,000 and accumulated deficit of approximately $79,000,000.  For the years ended February 29, 2008 and February 28, 2007 the Company incurred losses of approximately $4,522,000 and $4,303,000, respectively.

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

BRI is economically dependent on its funding from Dr. Burzynski through his medical practice.  Management estimates that approximately one-tenth of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs which the FDA regulates.  The FDA imposes numerous regulations and requirements’ regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; maintenance and repairs are charged against earnings as incurred.  Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

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

The company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net income and earnings per share regarding the provisions of Statement 123(R) in any of the periods presented.

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which have alternative uses, is capitalized.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

2.             Agreements With, and Other Related Party Transactions:

The Company has agreements with its majority shareholder and President Dr. Burzynski as further described below:

License Agreement

Dr. Burzynski is the owner of patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with antineoplastons.  The United States Patent Office and Patent Offices and Patent Officers of thirty-four other countries have issued the patents.  The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

2.             Agreements With, and Other Related Party Transactions: (continued)

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10.  All but one of these Initial Patents have expired as of February 29, 2008, the one remaining expires January 11, 2009. The Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

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

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent.  The 2005 U.S. Patent was issued in September 2005 and will expire July 2018.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

2.             Agreements With, and Other Related Party Transactions: (continued)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

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

8.                                       Effective March 1, 2007, the term of the Research Funding Agreement was extended to February 29, 2008, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

	2008	2007
Capital contributed	$368,000	$597,000
Clinical trial costs paid direct	$4,149,027	$3,680,809

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 29th and February 28th:

	Estimated
	Useful Lives	2008	2007
Furniture and equipment	5 - 10 years	$22,415	$15,577
Total property and equipment		22,415	15,577
Accumulated depreciation		(15,265)	(13,301)
		$7,150	$2,276

Depreciation expense for the years ended February 29, 2008, and February 28, 2007 was $1,964 and $1,344, respectively.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

4.                                      Employee Benefits: (continued)

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $274,899  for 2008 and $221,294 for 2007, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of the medical clinic that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $346 and $560 for the years ended February 29, 2008 and February 28, 2007, respectively.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to four years.  Rent expense incurred under these leases was approximately $59,645 and $71,354 for the years ended February 29, 2008, and February 28, 2007, respectively.  Future minimum lease payments are as follows:

2008	$82,064
2009	77,040
2010	77,040
2011	32,100
$268,244

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements.  Those costs include not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Interest, insurance, property taxes and building depreciation totaled $194,219 and $194,452 for 2008 and 2007, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

6.                                      Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 29, 2008 and February, 28, 2007 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2008	2007
Expected benefit	$(1,537,513)	$(1,462,920)
Taxed directly to Dr. Burzynski	1,537,513	1,462,920
Other adjustments	1,717	8,465
Change in valuation allowance	(1,717)	(8,465)
Texas franchise tax, based on income	—	—
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 29, 2008 and February 28, 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$407,614	$407,368
Excess book (tax) depreciation	(397)	(638)
Accrued expenses	4,483	3,253
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	454,303	452,586
Less valuation allowance	(454,303)	(452,586)
Net deferred tax assets	$—	$—

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

6.                                      Income Taxes:  (continued)

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $1,198,864 as of February 29, 2008.  The net operating loss carryforwards expire as follows:

Year ending February 28, or 29,
2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706
2025	$13,732
2026	$47,083
2027	$31,219
2028	$722

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

7.                                      Stock Options: (continued)

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of February 29, 2008.

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

The Company produced antineoplaston products to treat approximately 85 to 100 patients during the years ended February 29, 2008 and February 28, 2007.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately forty-nine percent, fifteen percent and eleven percent of the chemicals used in producing antineoplastons from suppliers A, B, and C, respectively during the year ended February 29, 2008 and twenty-four percent and nineteen percent from suppliers D and C, respectively during the year ended February 28, 2007.  The Company has established additional vendors to supply these chemicals.