Form 10QSB
period 2008-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2008-07-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-QSB

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

BURZYNSKI RESEARCH INSTITUTE, INC.

CONDENSED BALANCE SHEETS

	May, 31	February 28,
	2008	2008
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,454	$3,161
TOTAL CURRENT ASSETS	4,454	3,161

Property and equipment, net of accumulated depreciation	6,676	7,150

TOTAL ASSETS	$11,130	$10,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$53,296	$33,430
Accrued liabilities	27,916	35,127
CURRENT AND TOTAL LIABILITIES	81,212	68,557

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	80,534,592	79,264,295
Discount on common stock	(100)	(100)
Retained deficit	(80,735,963)	(79,453,830)

TOTAL STOCKHOLDERS’ (DEFICIT)	(70,082)	(58,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$11,130	$10,311

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATION

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31 2008	May 31 2007

Operating expenses
Research and development	$1,212,810	$1,017,452
General and administrative	66,038	43,119
Depreciation	474	498
Total operating expenses	1,279,322	1,061,069

Net (loss) before income tax	(1,279,322)	—

Provision for income tax
State tax	2,811	—

NET (LOSS)	$(1,282,133)	$(1,061,069)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 28, 2008	$131,389	$79,264,295	$(100)	$(79,453,830)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	110,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	1,160,297	—	—

Net (loss)	—	—	—	(1,282,133)

Balance May 31, 2008	$131,389	$80,534,592	$(100)	$(80,735,963)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	May 31, 2008	May 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,282,133)	$(1,061,069)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	474	498
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,160,297	964,090
Increase (decrease)
Accounts payable	19,866	3,820
Accrued liabilities	(7,211)	26,195

NET CASH (USED IN) OPERATING ACTIVITIES	(108,707)	(66,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(6,838)

NET CASH (USED) BY INVESTING ACTIVITES	—	(6,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	110,000	85,000

NET CASH PROVIDED BY FINANCING ACTIVTIES	110,000	85,000

NET INCREASE IN CASH	1,293	11,696

CASH AT BEGINNING OF PERIOD	3,161	10,650

CASH AT END OF PERIOD	$4,454	$22,346

Supplemental Disclosures

Cash paid during the period for state taxes	$2,211	$—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2008 and February 29, 2008, and results of operations for the three months ended May 31, 2008 and 2007, and cash flows for the three months ended May 31, 2008 and 2007.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008.

NOTES TO CONDENSED FINANCIAL STATEMENTS - continued

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

NOTE  C.        STOCK OPTIONS

At May 31, 2008, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 optons	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of May 31, 2008.

NOTES TO CONDENSED FINANCIAL STATEMENTS - continued

BURZYNSKI RESEARCH INSTITUTE, INC.

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

The federal income tax returns of the Company for 2007, 2006, and 2005 are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTES TO CONDENSED FINANCIAL STATEMENTS - continued

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTE  D.        INCOME TAXES - continued

The actual provision for income tax for the three and nine months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	May 31,	May 31,
	2008	2007

Expected (benefit)	$(434,969)	$(360,763)
Taxed directly to Dr. Burzynski	435,925	360,763
Nondeductible expenses and other adjustments	3,068	4,074
Change in valuation allowance	(4,024)	(4,074)
State taxes	2,811	—

Provision for income tax	$2,811	$—

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2008, and the results of operations comparing the three months ended May 31, 2008 and May 31, 2007. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services. The Company currently has 19 open FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.

Results of Operations

Three Months Ended May 31, 2008 Compared to Three Months Ended May 31, 2007

Research and development costs were approximately $1,213,000 and $1,017,000 for the three months ended May 31, 2008 and 2007, respectively.  The increase of $196,000 or 19% was due to increases in material costs of $209,000 and facility and equipment costs of $42,000 offset by decreases in personnel cost of $49,000, consulting and quality control costs of $4,000 and other research and development costs of $2,000.

General and administrative expenses were approximately $66,000 and $43,000 for the three months ended May 31, 2008 and 2007, respectively.  The increase of $23,000 or 53% was due to increases in legal and professional fees of $20,000, and in other general and administrative expenses of $3,000.

The Company had net losses of approximately $1,282,000 and $1,061,000 for the three months ended May 31, 2008 and 2007, respectively.  The increase in the net loss from 2007 to 2008 is primarily due to the increases in research and development costs due to increases in material costs and facility and equipment costs offset by decreases in research and development costs  due to decreases in personnel cost, consulting and quality control costs and other research and development costs; and increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost.

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

The Company estimates that it will spend approximately $3,800,000 during the remaining three quarters of the fiscal year ending February 28, 2009. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2009. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 3.    Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation above.

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

Date: July 15, 2008