Form 10-Q
period 2008-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2008-10-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission file number  000-23425

Burzynski Research Institute, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0136810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9432 Old Katy Road, Suite 200, Houston, Texas  77055

(Address of principal executive offices)

(713) 335-5697

(Registrant’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:  As of August 31, 2008, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Table of Contents

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	August 31,	February 29,
	2008	2008
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,339	$3,161
TOTAL CURRENT ASSETS	12,339	3,161

Property and equipment, net of accumulated depreciation	6,202	7,150

TOTAL ASSETS	$18,541	$10,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$74,190	$33,430
Accrued liabilities	14,291	35,127
CURRENT AND TOTAL LIABILITIES	88,481	68,557

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	81,825,075	79,264,295
Discount on common stock	(100)	(100)
Retained deficit	(82,026,304)	(79,453,830)

TOTAL STOCKHOLDERS’ (DEFICIT)	(69,940)	(58,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$18,541	$10,311

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATION

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2008	2007
Operating expenses
Research and development	$1,254,049	$1,109,535
General and administrative	35,427	43,032
Depreciation	474	498
Total operating expenses	1,289,950	1,153,065

Net (loss) before income tax	(1,289,950)	(1,153,065)

Provision for income tax
State tax	391	—

NET (LOSS)	$(1,290,341)	$(1,153,065)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

	Six Months Ended
	August 31,	August 31,
	2008	2007
Operating expenses
Research and development	$2,466,859	$2,126,987
General and administrative	101,465	86,151
Depreciation	948	996
Total operating expenses	2,569,272	2,214,134

Net (loss) before income tax	(2,569,272)	(2,214,134)

Provision for income tax
State tax	3,202	—

NET (LOSS)	$(2,572,474)	$(2,214,134)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 29, 2008	$131,389	$79,264,295	$(100)	$(79,453,830)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	185,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	2,375,780	—	—

Net (loss)	—	—	—	(2,572,474)

Balance August 31, 2008	$131,389	$81,825,075	$(100)	$(82,026,304)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Six Months Ended
	August 31,	August 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,572,474)	$(2,214,134)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	948	996
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,375,780	2,021,290
Increase (decrease)
Accounts payable	40,760	3,057
Accrued liabilities	(20,836)	19,767

NET CASH (USED IN) OPERATING ACTIVITIES	(175,822)	(169,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(6,838)

NET CASH (USED) BY INVESTING ACTIVITES	—	(6,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	185,000	170,000

NET CASH PROVIDED BY FINANCING ACTIVTIES	185,000	170,000

NET INCREASE (DECREASE) IN CASH	9,178	(5,862)

CASH AT BEGINNING OF PERIOD	3,161	10,650

CASH AT END OF PERIOD	$12,339	$4,788

Supplemental Disclosures

Cash paid during the period for state taxes	$2,211	$—

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain disclosures and information normally included in financial statements have been condensed or omitted.  In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2008 and February 29, 2008, and results of operations for the three months and six months ended August 31, 2008 and 2007, and cash flows for the six months ended August 31, 2008 and 2007.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008.

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

NOTE  C.      STOCK OPTIONS

At August 31, 2008, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 optons	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of August 31, 2008.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS - continued

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTE  D.      INCOME TAXES - continued

The actual provision for income tax for the three and six months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	August 31,	August 31,
	2008	2007

Expected (benefit)	$(438,583)	$(392,043)
Taxed directly to Dr. Burzynski	438,716	392,043
Nondeductible expenses and other adjustments	3,442	3,693
Change in valuation allowance	(3,575)	(3,693)
State taxes	391	—

Provision for income tax	$391	$—

	Six Months
	August 31,	August 31,
	2008	2007

Expected (benefit)	$(873,552)	$(752,806)
Taxed directly to Dr. Burzynski	874,641	752,806
Nondeductible expenses and other adjustments	6,510	7,767
Change in valuation allowance	(7,599)	(7,767)
State taxes	3,202	—

Provision for income tax	$3,202	$—

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2008, and the results of operations comparing the three and six months ended August 31, 2008 and August 31, 2007.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

Results of Operations

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

Research and development costs were approximately $1,254,000 and $1,110,000 for the three months ended August 31, 2008 and 2007, respectively.  The increase of $144,000 or 13% was due to increases in material costs of $147,000 and facility and equipment costs of $66,000 offset by decreases in personnel cost of $62,000, consulting and quality control costs of $4,000 and other research and development costs of $3,000.

General and administrative expenses were approximately $35,000 and $43,000 for the three months ended August 31, 2008 and 2007, respectively.  The decrease of $8,000 or 19% was due to decreases in legal and professional fees of $9,000, offset by an increase in other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,290,000 and $1,153,000 for the three months ended August 31, 2008 and 2007, respectively.  The increase in the net loss from 2007 to 2008 is primarily due to the increases in research and development costs due to increases in material costs and facility and equipment costs offset by decreases in research and development costs due to decreases in personnel cost, consulting and quality control costs and other research and development costs; and decreases in general and administrative expenses due to decreases in legal and professional fees and offset by increases in other general and administrative cost.

Six Months Ended August 31, 2008 Compared to Six Months Ended August 31, 2007

Research and development costs were approximately $2,467,000 and $2,127,000 for the six months ended August 31, 2008 and 2007, respectively.  The increase of $340,000 or 16% was due to increases in material costs of $357,000 and facility and equipment costs of $107,000 offset by decreases in personnel cost of $111,000, consulting and quality control costs of $8,000 and other research and development costs of $5,000.

General and administrative expenses were approximately $101,000 and $86,000 for the six months ended August 31, 2008 and 2007, respectively.  The increase of $15,000 or 17% was due to increases in legal and professional fees of $11,000, and in other general and administrative expenses of $4,000.

The Company had net losses of approximately $2,572,000 and $2,214,000 for the six months ended August 31, 2008 and 2007, respectively.  The increase in the net loss from 2007 to 2008 is primarily due to the increases in research and development costs due to increases in material costs and facility and equipment costs offset by decreases in research and development costs due to decreases in personnel cost, consulting and quality control costs and other research and development costs; and increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost and increases in the provision for state income tax.

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

The Company estimates that it will spend approximately $2,600,000 during the remaining two quarters of the fiscal year ending February 28, 2009.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2009.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.   Controls and Procedures

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

Date: October 15, 2008