Form 10-Q
period 2008-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2009-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:  As of November 30, 2008, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

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

(Do not check if a smaller reporting company)

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

CONDENSED BALANCE SHEETS

BURZYNSKI RESEARCH INSTITUTE, INC.

	November 30,	February 29,
	2008	2008
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$8,629	$3,161
TOTAL CURRENT ASSETS	8,629	3,161

Property and equipment, net of accumulated depreciation	6,040	7,150

TOTAL ASSETS	$14,669	$10,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$40,407	$33,430
Accrued liabilities	16,789	35,127
CURRENT AND TOTAL LIABILITIES	57,196	68,557

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	83,194,745	79,264,295
Discount on common stock	(100)	(100)
Retained deficit	(83,368,561)	(79,453,830)

TOTAL STOCKHOLDERS’ (DEFICIT)	(42,527)	(58,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$14,669	$10,311

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATION

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2008	2007
Operating expenses
Research and development	$1,287,762	$1,005,723
General and administrative	54,148	23,124
Depreciation	162	498
Total operating expenses	1,342,072	1,029,345

Net (loss) before income tax	(1,342,072)	(1,029,345)

Provision for income tax State tax	185	—

NET (LOSS)	$(1,342,257)	$(1,029,345)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

	Nine Months Ended
	November 30,	November 30,
	2008	2007
Operating expenses
Research and development	$3,754,621	$3,132,710
General and administrative	155,613	109,275
Depreciation	1,110	1,494
Total operating expenses	3,911,344	3,243,479

Net (loss) before income tax	(3,911,344)	(3,243,479)

Provision for income tax
State tax	3,387	—

NET (LOSS)	$(3,914,731)	$(3,243,479)

Earnings per share information:

Basic and diluted (loss) per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

		Additional	Discount on
	Common	Paid-in	Common	Retained
	Stock	Capital	Stock	Deficit

Balance February 29, 2008	$131,389	$79,264,295	$(100)	$(79,453,830)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	325,000	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	3,605,450	—	—

Net (loss)	—	—	—	(3,914,731)

Balance November 30, 2008	$131,389	$83,194,745	$(100)	$(83,368,561)

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

BURZYNSKI RESEARCH INSTITUTE, INC.

(UNAUDITED)

	Nine Months Ended
	November 30,	November 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,914,731)	$(3,243,479)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation	1,110	1,494
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	3,605,450	2,974,251
Increase (decrease)
Accounts payable	6,977	4,954
Accrued liabilities	(18,338)	15,362

NET CASH (USED IN) OPERATING ACTIVITIES	(319,532)	(247,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(6,838)

NET CASH (USED) BY INVESTING ACTIVITES	—	(6,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	325,000	245,000

NET CASH PROVIDED BY FINANCING ACTIVTIES	325,000	245,000

NET INCREASE (DECREASE) IN CASH	5,468	(9,256)

CASH AT BEGINNING OF PERIOD	3,161	10,650

CASH AT END OF PERIOD	$8,629	$1,394

Supplemental Disclosures

Cash paid during the period for state taxes	$2,211	$—

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company is currently conducting clinical trials on various Antineoplastons in accordance with FDA regulations. At this time, however, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted. In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of brainstem glioma. In November 2008, the FDA extended the orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of all gliomas.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2008 and February 29, 2008, and results of operations for the three months and nine months ended November 30, 2008 and 2007, and cash flows for the nine months ended November 30, 2008 and 2007.  All such adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008.

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

NOTE  C.      STOCK OPTIONS

At November 30, 2008, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of November 30, 2008.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS - continued

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTE  D.      INCOME TAXES - continued

The actual provision for income tax for the three and nine months ended differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax income as a result of the following:

	Three Months
	November 30,	November 30,
	2008	2007

Expected (benefit)	$(456,305)	$(349,977)
Taxed directly to Dr. Burzynski	456,368	349,969
Nondeductible expenses and other adjustments	(13,007)	471
Change in valuation allowance	12,944	(463)
State taxes	185	—

Provision for income tax	$185	$—

	Nine Months
	November 30,	November 30,
	2008	2007
Expected (benefit)	$(1,329,857)	$(1,102,783)
Taxed directly to Dr. Burzynski	1,331,009	1,102,775
Nondeductible expenses and other adjustments	(6,497)	8,238
Change in valuation allowance	5,345	(8,230)
State taxes	3,387	—

Provision for income tax	$3,387	$—

NOTE  E.      SUBSEQUENT EVENT

On January 13, 2009, the Company announced that it had reached an agreement with the FDA for the Company to move forward with a Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas. The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval. The Company intends to enter into a clinical development agreement with a contract research organization for services relating to the Phase III clinical study, including initially a feasibility analysis of the patient enrollment and site requirements of the planned study.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of November 30, 2008, and the results of operations comparing the three and nine months ended November 30, 2008 and November 30, 2007.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report.

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

In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brainstem gliomas. In November 2008, the FDA extended the orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of all gliomas.

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas.  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  The Company intends to enter into a clinical development agreement with a contract research organization for services relating to the Phase III clinical study, including initially a feasibility analysis of the patient enrollment and site requirements of the planned study.

Results of Operations

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Research and development costs were approximately $1,288,000 and $1,006,000 for the three months ended November 30, 2008 and 2007, respectively.  The increase of $282,000 or 28% was due to increases in personnel cost of $14,000, material costs of $211,000, facility and equipment costs of $47,000, consulting and quality control costs of $7,000 and other research and development costs of $3,000.

General and administrative expenses were approximately $54,000 and $23,000 for the three months ended November 30, 2008 and 2007, respectively.  The increase of $31,000 or 134% was due to increases in legal and professional fees of $30,000, and other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,342,000 and $1,029,000 for the three months ended November 30, 2008 and 2007, respectively.  The increase in the net loss from 2007 to 2008 is primarily due to the increases in research and development costs due to increases in personnel costs, material costs, facility and equipment costs, consulting and quality control costs and other research and development costs; and increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

Research and development costs were approximately $3,755,000 and $3,133,000 for the nine months ended November 30, 2008 and 2007, respectively.  The increase of $622,000 or 20% was due to increases in material costs of $568,000 and facility and equipment costs of $154,000 offset by decreases in personnel costs of $97,000, consulting and quality control costs of $1,000 and other research and development costs of $2,000.

General and administrative expenses were approximately $156,000 and $109,000 for the nine months ended November 30, 2008 and 2007, respectively.  The increase of $47,000 or 43% was due to increases in legal and professional fees of $41,000, and in other general and administrative expenses of $6,000.

The Company had net losses of approximately $3,915,000 and $3,243,000 for the nine months ended November 30, 2008 and 2007, respectively.  The increase in the net loss from 2007 to 2008 is primarily due to the increases in research and development costs due to increases in material costs and facility and equipment costs offset by decreases in research and development costs due to decreases in personnel costs, consulting and quality control costs and other research and development costs; and increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost and increases in the provision for state income tax.

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

The Company estimates that it will spend approximately $1,300,000 during the remaining quarter of the fiscal year ending February 28, 2009.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2009.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 22 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 5.           Other Information

On January 13, 2009, the Company announced that it had reached an agreement with the FDA for the Company to move forward with a Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas.  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  The Company intends to enter into a clinical development agreement with a contract research organization for services relating to the Phase III clinical study, including initially a feasibility analysis of the patient enrollment and site requirements of the planned study.

Item 6.           Exhibits

3.1

Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibits 3(i) — (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Press Release Regarding Phase III Clinical Trial

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President, Secretary, Treasurer and
Chairman of the Board of Directors
(Chief Executive Officer and
Principal Financial Officer)

Date: January 14, 2009