Form 10-K
period 2009-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2009-05-29
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number 000-23425

BURZYNSKI RESEARCH INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0136810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9432 Old Katy Road, Suite 200
Houston, Texas	77055
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 335-5697

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not contain, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in  Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

As of May 1, 2009, the aggregate market value of the Common Stock held by non-affiliates was approximately $3,168,653.02 based on the last reported sales price on May 1, 2009.

As of May 1, 2009, there were 131,388,444 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:            None.

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2009

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements regarding future financial performance and results and other statements that are not historical facts. Such statements are included in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. When used in this report, words such as “may,” “will,” “should,” “could,” “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “predict,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that actual results or developments anticipated by the Company will be realized or, even if realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors beyond the Company’s control including: the ability to develop safe and efficacious drugs, the failure to achieve positive clinical trials, the failure to successfully commercialize our products, competition and technological change and existing and future regulations affecting our business.

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

Antineoplastons are found in the bodily fluids of humans and food and were initially isolated by Dr. Burzynski from normal human blood and urine. Dr. Burzynski believes these substances counteract the development of cancerous growth through a biochemical process which does not inhibit the growth of normal tissues. To date, Dr. Burzynski has developed six formulations of natural Antineoplastons and six synthetic formulations of Antineoplastons. All of the Phase II and anticipated Phase III clinical trials currently sponsored by the Company involve the use of four formulations of synthetic Antineoplastons known as A10 and AS2-1 in capsules and injections. The Company is also conducting laboratory research involving new generations of Antineoplastons A10 and AS2-1.

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

The Company currently sponsors 12 ongoing Phase II clinical trials that are open for enrollment, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations. All clinical trials are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions.” All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled, and the BT-34 and BT-35 studies, in which up to 20 patients will be enrolled. Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

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

Where tumor size is used as the Milestone, each clinical trial protocol that is open for enrollment describes a “complete response” as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-08, BT-09, BT-10, BT-13, BT-15, BT-18, BT-21, BT-22, BT-23 and BT-35. “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks. An objective response for protocol BT-34 is no sign of tumor recurrence. “Progressive disease” is described as more than 50% increase in total tumor mass or occurrence of new tumors.

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

As of May 1, 2009, twelve of the prospective clinical trials have reached a Milestone. These are:

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

The results of Protocols BT-07, BT-08, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-23 and BT-34 are set forth below (as of May 1, 2009).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-07	40	24	2	8.3%	1	4.2%	3	12.5%	18	75.0%
BT-08	19	13	4	30.8%	0	0.0%	5	38.5%	4	30.8%
BT-09	38	26	4	15.4%	6	23.1%	11	42.3%	5	19.2%
BT-11	40	28	5	17.9%	4	14.3%	12	42.9%	7	25.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	27	20	3	15.0%	2	10.0%	9	45.0%	6	30.0%
BT-18	20	13	3	23.1%	1	7.7%	3	23.1%	6	46.2%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	36	20	2	10.0%	2	10.0%	7	35.0%	9	45.0%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%
BT-34	5	5	4	80.0%	0	0.0%	0	0.0%	1	20.0%

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

Open for Enrollment Phase II Clinical Trials

The following table sets forth the title of each active Protocol, the subject of the Protocol with dates submitted to the FDA and approved by the IRB and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study, except for protocols BT-34 and BT-35, which have a maximum of 20 patients who may ultimately participate in the study. The information in this table is updated as of May 1, 2009.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
AD-02	Carcinoma of the Adrenal Gland	6
BT-08	Anaplastic Astrocytoma	19
BT-09	Brain Tumors	38
BT-10	Children with Brain Tumors	22
BT-13	Children with Low Grade Astrocytoma	11
BT-15	Adult Patients with Anaplastic Astrocytoma	27
BT-18	Adult Patients with Mixed Glioma	20
BT-21	Adult Patients with Primary Malignant Brain Tumors	36
BT-22	Children with Primary Malignant Brain Tumors	7
BT-23	Children with Visual Pathway Glioma	12
BT-34	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Complete Response Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	5
BT-35	Maintenance Treatment with Antineoplastons A10 and AS2-1 Capsules for Patients with Malignancies in Partial Response or Stable Disease Following Initial Intravenous Treatment with Antineoplastons A10 and AS2-1	3

Phase III Clinical Trials

On January 13, 2009, the Company announced that it has reached an agreement with the FDA that enables the Company to move forward immediately with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. The agreement was made under the FDA’s Special Protocol Assessment procedure and means that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.

On March 2, 2009, the Company entered into an agreement with Premier Research Group, Ltd. (Premier Research) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. Premier Research is currently conducting a feasibility assessment.  Premiere has secured interest and commitment from a number of sites selected. Upon completion of this assessment, a randomized, international phase III study will commence. The study’s objective is to compare overall survival of children with newly-diagnosed, diffuse, intrinsic brain stem glioma (DBSG) who receive combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) versus RT alone.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $40,000 per year on environmental compliance matters and expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2010.

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

Total research and development costs for the fiscal years ended February 28, 2009 and February 29, 2008 were approximately $4,894,000 and $4,365,000, respectively.

Intellectual Property

Since 1984, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Patents”) have been issued to Dr. Burzynski by the United States Patent Office and the Patent Offices of 34 other countries. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “License Agreement”). Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the “Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See “Certain Relationships and Related Transactions.”  The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company owns, pursuant to the License Agreement, exclusive rights to eight issued United States Patents, four issued Canadian Patents and one issued Mexican Patent.

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

The four Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer), (iii) Liposomal formulation of Antineoplastons and (iv) Treatment regimen for the administration of phenylacetylglutamine. The Canadian Patents expired or will expire on June 4, 2002, November 14, 2006, May 14, 2017 and July 2, 2019, respectively; however, the Company does not believe the expiration of the Canadian Patents will have a material adverse effect on the Company.

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

Employees

As of May 1, 2009, the Company had three employees, all of whom were full-time employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.                                  PROPERTIES

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

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended February 28, 2009.

PART II

ITEM 5.                                  MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Price Range
	High	Low
Fiscal year ended February 29, 2008
First Quarter	$0.13	$0.06
Second Quarter	0.10	0.08
Third Quarter	0.10	0.06
Fourth Quarter	0.07	0.05

Fiscal year ended February 28, 2009
First Quarter	$0.08	$0.05
Second Quarter	0.065	0.03
Third Quarter	0.04	0.01
Fourth Quarter	0.11	0.03

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2009, there were approximately 2,027 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                                  SELECTED FINANCIAL DATA

None.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2009 and February 29, 2008 and the results of operations for the fiscal years ended February 28, 2009 and February 29, 2008. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting 12 FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions.”

Results Of Operations

Fiscal Year Ended February 28, 2009 Compared to Fiscal Year Ended February 29, 2008

Research and development costs were approximately $4,894,000 and $4,365,000 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. The increase of $529,000 or 12% was due to an increase in material costs of $421,000 and an increase in facility and equipment costs of  $171,000, and an increase in other research and development costs of $1,000, offset by a decrease in personnel cost of $56,000, and a decrease in consulting and quality control costs of $8,000.

General and administrative expenses were approximately $231,000 and $155,000 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. The increase of $76,000 or 49% was due to an increase in legal and professional fees of $66,000, and an increase in other general and administrative expenses of $10,000.

The Company had net losses of approximately $5,128,000 and $4,522,000 for the fiscal years ended February 28, 2009 and February 29, 2008, respectively.  The increase in the net loss from 2008 to 2009 was primarily due to an overall increase in research and development cost and an overall increase in general and administrative expenses of the Company described above.  As of February 28, 2009, the Company had a total stockholders’ deficit of approximately $(87,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2010.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $5.2 million in the fiscal year ending February 28, 2010. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that

Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2010. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Annual Financial Statements, Notes to Financial Statements and the reports of Pannell Kerr Forster of Texas, P.C. (“PKF”) and Fitts, Roberts & Co., P.C. (“Fitts Roberts”) independent registered public accounting firms, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2009, the Company’s internal control over financial reporting was effective.

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

(b) Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

ITEM 9B.                         OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	66	Director, President, Secretary, and Treasurer
Barbara Burzynski, M.D.	68	Director
Michael H. Driscoll, J.D.	62	Director
Carlton Hazlewood, Ph.D.	73	Director

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of 295 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 228 patents covering 42 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2009 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 11.                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer(1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)           In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

Directors do not receive any compensation for serving as directors; however, directors are reimbursed for all ordinary and necessary expenses incurred in attending meetings of the Board of Directors or otherwise incurred in their capacity as directors. In addition, any director also serving as a director of the IRB, the independent review board for the Company’s clinical trials designated according to federal regulations, is compensated by the IRB approximately $1,800 annually for serving as a director of the IRB.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2009, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (4 persons)	107,014,190		81.45%

*                                        Less than one percent.

(1)                                 Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 1, 2009. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)                                 All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2010.

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

ITEM 14.                           PRINCIPAL ACCOUNTANT FEES AND SERVICES

PKF examined the financial statements of the Company for the fiscal year ended February 28, 2009. Fitts Roberts examined the financial statements for the fiscal years ended February 28, 2009 and February 29, 2008.

The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, PKF for the audit of the year ended February 28, 2009, and Fitts Roberts for the quarterly periods during the year ended February 28, 2009 and for the fiscal year ended February 29, 2008, respectively:

PKF

2009

Audit Fees	$25,000
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total	$25,000

Fitts Roberts

	2009	2008

Audit Fees	$22,750	$32,700
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$22,750	$32,700

Audit Fees for Fitts Roberts were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services in connection with statutory and regulatory filings or engagements.  Audit Fees for PKF consists of the estimated fees of $25,000 to complete the audit for fiscal year ended Feb 28, 2009.

Audit-Related Fees for Fitts Roberts are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2009 or 2008.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2009 or 2008.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2009 or 2008.

Audit Committee’s Pre-Approval Policies and Procedures.  As disclosed above in Item 9, the Company does not have an Audit Committee.  The Board of Directors has not adopted any pre-approval policies or procedures.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

23.1	Consent of Fitts, Roberts, & CO., P.C.

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Principal Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President,
Secretary, Treasurer and Chairman of the Board of Directors

Date:  May 29, 2009

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2009
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2009
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 29, 2009
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2009
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2009 and February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

   of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheet of Burzynski Research Institute, Inc. as of February 28, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

May 29, 2009
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

 of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheet of Burzynski Research Institute, Inc. as of February 29, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 29, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Burzynski Research Institute, Inc.’s internal control over financial reporting as of February 29, 2008 included as Item 9A(T) in the accompanying 10-K, and accordingly, we do not express an opinion thereon.

May 28, 2008
Houston, Texas	/s/ Fitts Roberts & CO., P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

February 28, 2009 and February 29, 2008

	2009	2008
ASSETS

Current assets

Cash and cash equivalents (Note 1)	$10,695	$3,161

Total current assets	10,695	3,161

Property and equipment, net of accumulated depreciation (Notes 1 and 3)	5,761	7,150

Total assets	$16,456	$10,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$78,457	$33,430
Accrued liabilities	25,348	35,127

Total current liabilities	103,805	68,557

Total liabilities	103,805	68,557

Commitments, contingencies and related parties (Notes 2, 5 and 8)

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	84,362,921	79,264,295
Discount on common stock	(100)	(100)
Retained deficit	(84,581,559)	(79,453,830)

Total stockholders’ deficit	(87,349)	(58,246)

Total liabilities and stockholders’ deficit	$16,456	$10,311

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2009 and February 29, 2008

	2009	2008

Operating expenses
Research and development (Notes 1 and 2)	$4,894,255	$4,365,074
General and administrative	231,374	155,059
Depreciation (Notes 1 and 3)	1,389	1,964

Total operating expenses	5,127,018	4,522,097

Operating loss before other income	(5,127,018)	(4,522,097)

Other income	1,500	—

Loss before provision for income tax	(5,125,518)	(4,522,097)

Income tax expense (Notes 1 and 6)	2,211	—

Net loss	$(5,127,729)	$(4,522,097)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	131,388,444	131,388,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2009 and February 29, 2008

			Additional	Discount on		Total
	Common Stock		Paid-in	Common	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance February 28, 2007	131,388,444	$131,389	$74,747,268	$(100)	$(74,931,733)	$(53,176)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	368,000	—	—	368,000

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,149,027	—	—	4,149,027

Net loss	—	—	—	—	(4,522,097)	(4,522,097)

Balance February 29, 2008	131,388,444	131,389	79,264,295	(100)	(79,453,830)	(58,246)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	420,000	—	—	420,000

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,678,626	—	—	4,678,626

Net loss	—	—	—	—	(5,127,729)	(5,127,729)

Balance February 28, 2009	131,388,444	$131,389	$84,362,921	$(100)	$(84,581,559)	$(87,349)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2009 and February 29, 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,127,729)	$(4,522,097)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,389	1,964
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	4,678,626	4,149,027
Change in Operating Assets & Liabilities
Accounts payable	45,027	(10,794)
Accrued liabilities	(9,779)	13,249

NET CASH USED IN OPERATING ACTIVITIES	(412,466)	(368,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(6,838)

NET CASH USED IN INVESTING ACTIVITIES	—	(6,838)

CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital	420,000	368,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	420,000	368,000

NET INCREASE (DECREASE) IN CASH	7,534	(7,489)

CASH AT BEGINNING OF YEAR	3,161	10,650

CASH AT END OF YEAR	$10,695	$3,161

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Income Taxes	$2,211	$—

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski) have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 81% of the outstanding stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products knows as “antineoplastons”, which he has licensed to the Company.

The Company and Dr. Burzynski have entered into various agreements, as further described in Note 2, which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2009, the Company had a working capital deficit of approximately $93,000 and accumulated deficit of approximately $85,000,000.  For the years ended February 28, 2009 and February 29, 2008 the Company incurred losses of approximately $5,128,000 and $4,522,000, respectively.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies: (continued)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the tax consequences of temporary differences by applying the enacted statutory tax rate applicable to future years to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.  The portion of the Texas gross margin tax that is based on income is treated as income taxes and included in the income tax provision.

Loss Per Common Share

Basic and diluted loss per common share information for all periods is presented under the requirements of Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their inclusion would be antidilutive.

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  The significant estimates are the allocation of payroll and other expenses between the clinical trial expenses reported with Burzynski Research Institute, Inc. expenses and Dr. Burzynski’s medical practice expenses.  Department managers review at least quarterly the duties of each employee in their department and estimate the percentage of time each employee spends between clinical trials and the medical practice.  Payroll costs are allocated between clinical trials and the medical practice based on these percentages.  Other expenses are allocated based on the percentage of payroll allocated to either clinical trials or the medical practice.  Management believes that the estimates and allocations are reasonable.  Actual results could differ from these estimates.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies: (continued)

Stock Options

Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.  Under that transition method, compensation cost recognized after March 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to , but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net loss and earnings per share regarding the provisions of SFAS No. 123(R) in any of the periods presented.

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which have alternative uses, is capitalized.

Fair Value of Financial Instruments

The carrying value of cash, receivables and accounts payables approximates fair value due to the short-term maturity of these instruments.  None of the financial instruments are held for trading purposes.

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

The Agreement gives Dr. Burzynski the right to make, use, sell, distribute, and otherwise exploit antineoplastons in connection with the treatment of patients in his medical practice.

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

Under the License Agreement, the Company currently owns exclusive rights to eight (8) issued United States Patents, four (4) issued Canadian Patents and one (1) issued Mexican Patent.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

2.                                     Agreements With, and Other Related Party Transactions: (continued)

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10.  All of these Initial Patents have expired as of February 28, 2009. The Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

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

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent.  The 2005 U.S. Patent was issued in September 2005 and will expire July 31, 2018.

The four Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer), (iii) Liposomal formulation of Antineoplastons, and (iv) Treatment regimen for the administration of phenylacetylglutamine.  The Canadian Patents expired or will expire on November 14, 2006, June 4, 2002, May 14, 2017, and July 2, 2019, respectively; however, the Company does not believe the Canadian Patents that expired in 2002 or in 2006 will have a material adverse effect on the Company.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

2.                                     Agreements With, and Other Related Party Transactions: (continued)

7.                                       The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

a.                                       Any income which BRI receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment) solely necessary to engage in such other research and development activity, and

b.                                      The net proceeds of any stock offering or private placement, which BRI receives during the term of the engagement up to a maximum of $1,000,000 in a given BRI fiscal year.

8.                                       Effective March 1, 2009, the term of the Research Funding Agreement was extended to February 28, 2010, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

Dr. Burzynski owns the production facility located at Trinity Drive.  There is no formal lease agreement between Dr. Burzynski and BRI; however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building.  In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use.  The actual facility costs are included in the financial statements as set forth in Note 5.  In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows BRI the use of some office space.  Since May of 2000, Dr. Burzynski’s entire salary is paid through his medical practice and he is not compensated directly by BRI for his services.

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

	2009	2008

Capital contributed	$420,000	$368,000
Clinical trial costs paid direct	$4,678,626	$4,149,027

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 28th and February 29th:

	Estimated
	Useful Lives	2009	2008

Furniture and equipment	5 - 10 years	$22,415	$22,415

Total property and equipment		22,415	22,415

Accumulated depreciation		(16,654)	(15,265)

		$5,761	$7,150

Depreciation expense for the years ended February 28, 2009, and February 29, 2008 was $1,389 and $1,964, respectively.

4.                                      Employee Benefits:

The Company participates in a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Employees pay pre-tax premiums from $40 to $400 per month depending upon the insurance coverage selected by the employee.  Employees can select from two coverage plans, both of which have a $500 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $1,000,000 per covered participant.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

4.                                      Employee Benefits: (continued)

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $249,606  for 2009 and $274,899 for 2008, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of the medical clinic that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $449 and $346 for the years ended February 28, 2009 and February 29, 2008, respectively.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to four years.  Rent expense incurred under these leases was approximately $106,605 and $59,645 for the years ended February 28, 2009, and February 29, 2008, respectively.  Future minimum lease payments are as follows:

2010	$77,040
2011	77,040
2012	51,840
2013	14,100
$220,020

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Rent expense totaled $189,761 and $194,219 for 2009 and 2008, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

6.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2009 and February, 29, 2008 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2009	2008

Expected benefit	$(1,742,676)	$(1,537,513)
Effect of expenses deducted directly by Dr. Burzynski	1,742,676	1,537,513
Other adjustments	9,861	1,717
Change in valuation allowance	(9,861)	(1,717)
Texas gross margin tax, based on income	2,211	—

Income tax expense	$2,211	$—

The components of the Company’s deferred income tax assets as of February 28, 2009 and February 29, 2008 are as follows:

	2009	2008

Deferred tax assets:

Net operating loss carryforwards	$418,448	$407,614
Excess book (tax) depreciation	(532)	(397)
Accrued expenses	3,645	4,483

Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	464,164	454,303
Less valuation allowance	(464,164)	(454,303)

Net deferred tax assets	$—	$—

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

The Company has net operating loss carryforwards available to offset future income in the amount of $1,230,730 as of February 28, 2009.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2013	$303,069
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706
2025	$13,732
2026	$47,083
2027	$31,219
2028	$722
2029	$31,866

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2009.

7.                                     Stock Options:

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

7.                                     Stock Options: (continued)

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of February 28, 2009.

8.                                      Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2009 and February 29, 2008, the Company was not aware of any pending or threatening litigation.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced antineoplaston products to treat approximately 40 to 50 patients during the year ended February 28, 2009 and 85 to 100 patients during the year ended February 29, 2008.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 92% of the chemicals used in producing antineoplastons from one supplier during the year ended February 28, 2009 and 49%, 15% and 11% from three suppliers respectively, during the year ended February 29, 2008.  The Company has established additional vendors to supply these chemicals should there be a loss of one of these suppliers.