Form 10-K/A
period 2009-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2009-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Burzynski Research Institute, Inc. (the “Company”) is filing this Amendment No. 1 amending its Annual Report on Form 10-K for the year ended February 28, 2009, which was filed with the Securities and Exchange Commission on May 29, 2009 (the “Original Filing”).  The Company is filing this Amendment No. 1 for the sole purpose of replacing Exhibit 23.1 with the corrected consent of Fitts, Roberts & Co., P.C.  Amendment No. 1 does not include the entire Form 10-K.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

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

23.1	Consent of Fitts, Roberts & Co., P.C.

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer and Principal Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Principal Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President,
Secretary, Treasurer and Chairman of the
Board of Directors

Date: July 15, 2009

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: July 15, 2009
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: July 15, 2009
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: July 15, 2009
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: July 15, 2009
Director