Form 10-Q
period 2009-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2009-07-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:  As of May 31, 2009, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2009	2009

ASSETS

Current assets
Cash and cash equivalents	$15,588	$10,695
TOTAL CURRENT ASSETS	15,588	10,695

Property and equipment, net of accumulated depreciation of $16,880 and $16,654, respectively	5,535	5,761

TOTAL ASSETS	$21,123	$16,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$102,870	$78,457
Accrued liabilities	25,987	25,348
CURRENT AND TOTAL LIABILITIES	128,857	103,805

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $0.001 par value; 200,000,000 shares authorized; 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	85,461,713	84,362,821
Retained deficit	(85,700,836)	(84,581,559)

TOTAL STOCKHOLDERS’ DEFICIT	(107,734)	(87,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,123	$16,456

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2009	2008
Operating expenses
Research and development	$992,023	$1,212,810
General and administrative	126,554	66,038
Depreciation	226	474
Total operating expenses	1,118,803	1,279,322

Loss before provision for income tax	(1,118,803)	(1,279,322)

Income tax expense	474	2,811

NET LOSS	$(1,119,277)	$(1,282,133)

Earnings (loss) per share information:

Basic and diluted (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

 (UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2009	131,388,444	$131,389	$84,362,821	$(84,581,559)	$(87,349)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	164,599	—	164,599

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	934,293	—	934,293

Net loss	—	—	—	(1,119,277)	(1,119,277)

Balance May 31, 2009	131,388,444	$131,389	$85,461,713	$(85,700,836)	$(107,734)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,119,277)	$(1,282,133)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	226	474
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	934,293	1,160,297
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable	24,413	19,866
Accrued liabilities	639	(7,211)

NET CASH USED BY OPERATING ACTIVITIES	(159,706)	(108,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	164,599	110,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	164,599	110,000

NET INCREASE IN CASH	4,893	1,293

CASH AT BEGINNING OF PERIOD	10,695	3,161

CASH AT END OF PERIOD	$15,588	$4,454

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$—	$2,211

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE  A.      BASIS OF PRESENTATION

The financial statements of Burzynski Research Institute, Inc., a Delaware corporation (the “Company”), include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) within his medical practice, related to the conduct of U.S. Food and Drug Administration (“FDA”) approved clinical trials for Antineoplaston drugs used in the treatment of cancer.  These expenses have been reported as research and development costs and as additional paid-in capital.  Cash contributions received from Dr. Burzynski have also been reported as additional paid-in capital, which are used to fund general operating expenses. Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 80% of the outstanding stock of the Company, and also is the inventor and original patent holder of certain drug products known as “Antineoplastons,” which he has licensed to the Company.

The Company and Dr. Burzynski have entered into various agreements which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once an Antineoplaston drug is approved for sale by the FDA.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2009 and February 28, 2009, and results of operations and cash flows for the three months ended May 31, 2009 and 2008.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

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

NOTE  C.      STOCK OPTIONS

At May 31, 2009, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of May 31, 2009.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  C.      STOCK OPTIONS - continued

Effective March 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified-prospective-transition method.  Under that transition method, compensation cost recognized after March 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R).

NOTE  D.      INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on March 1, 2007.  As a result of the implementation of FIN 48, the Company had no material change in the amounts of unrecognized tax benefits as a result of tax positions taken during a prior period or the current period.

The federal income tax returns of the Company for 2008, 2007, and 2006 are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  D.      INCOME TAXES - continued

The actual provision for income tax for the three months ended May 31, 2009 and 2008, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2009	2008

Expected income tax benefit	$(380,393)	$(434,969)
Effect of expenses deducted directly to Dr. Burzynski	380,554	435,925
Nondeductible expenses and other adjustments	6,770	3,068
Change in valuation allowance	(6,931)	(4,024)
Texas gross margin tax, based on income	474	2,811

Income tax expense	$474	$2,811

At May 31, 2009, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $471,095.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.  At May 31, 2009, the Company had net operating loss carryforwards available to offset future income in the amount of $1,250,714, which may be carried forward in varying amounts until 2030.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2009, and the results of operations comparing the three months ended May 31, 2009 and May 31, 2008.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2009.

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

In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for treating patients with brain stem gliomas.  On December 2, 2008, the Company announced that the orphan drug designation of Antineoplastons A10 and AS2-1 was expanded to the treatment of all gliomas.

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brain stem gliomas.  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  The Company intends to enter into a clinical development agreement with a contract research organization for services relating to the Phase III clinical study, including initially a feasibility analysis of the patient enrollment and site requirements of the planned study.

Results of Operations

Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008

Research and development costs were approximately $992,000 and $1,213,000 for the three months ended May 31, 2009 and 2008, respectively.  The decrease of $221,000 or 18% was due to decreases in personnel cost of $28,000, material costs of $197,000,  consulting and quality control costs of $1,000 and other research and development costs of $1,000 offset by increases in facility and equipment costs of $6,000.

General and administrative expenses were approximately $127,000 and $66,000 for the three months ended May 31, 2009 and 2008, respectively.  The increase of $61,000 or 92% was due to increases in legal and professional fees of $34,000, and other general and administrative expenses of $27,000.

The Company had net losses of approximately $1,119,000 and $1,282,000 for the three months ended May 31, 2009 and 2008, respectively.  The decrease in the net loss from 2008 to 2009 is primarily due to the decreases in research and development costs due to decreases in personnel costs, material costs,  consulting and quality control costs and other research and development costs offset by increase in facility and equipment costs and increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative expenses.

Liquidity and Capital Resources

The Company’s operations have been funded entirely by contributions from Dr. Burzynski and from funds generated from Dr. Burzynski’s medical practice.  Effective March 1, 1997, the Company entered into a Research Funding Agreement with

Dr. Burzynski (the “Research Funding Agreement”), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company’s Antineoplaston research for that purpose.  Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company’s research expenses, including expenses to conduct the clinical trials.  Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company’s research activities.  The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business.  Dr. Burzynski pays the full amount of the Company’s monthly and annual budget of expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs.  In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as are in the current license between Dr. Burzynski and the Company.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2010.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $3,900,000 during the remaining three quarters of the fiscal year ending February 28, 2010.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4T.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2009