Form 10-Q
period 2009-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2009-10-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:  As of August 31, 2009, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2009	2009

ASSETS

Current assets
Cash and cash equivalents	$13,496	$10,695
TOTAL CURRENT ASSETS	13,496	10,695

Property and equipment, net of accumulated depreciation of $17,129 and $16,654 at August 31, 2009 and February 28, 2009, respectively	5,286	5,761

TOTAL ASSETS	$18,782	$16,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$177,561	$78,457
Accrued liabilities	25,225	25,348
CURRENT AND TOTAL LIABILITIES	202,786	103,805

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	86,579,668	84,362,821
Retained deficit	(86,895,061)	(84,581,559)

TOTAL STOCKHOLDERS’ DEFICIT	(184,004)	(87,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,782	$16,456

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2009	2008
Operating expenses
Research and development	$1,075,784	$1,254,049
General and administrative	118,666	35,427
Depreciation	249	474
Total operating expenses	1,194,699	1,289,950

Net loss before provision for income tax	(1,194,699)	(1,289,950)

Provision for income tax
State tax	(474)	391

NET LOSS	$(1,194,255)	$(1,290,341)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

	Six Months Ended
	August 31,	August 31,
	2009	2008
Operating expenses
Research and development	$2,067,807	$2,466,859
General and administrative	245,220	101,465
Depreciation	475	948
Total operating expenses	2,313,502	2,569,272

Net loss before provision for income tax	(2,313,502)	(2,569,272)

Provision for income tax
State tax	—	3,202

NET LOSS	$(2,313,502)	$(2,572,474)

Earnings per share information:

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED AUGUST 31, 2009

(UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2009	131,388,444	$131,389	$84,362,821	$(84,581,559)	$(87,349)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	265,599	—	265,599

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,951,248	—	1,951,248

Net loss	—	—	—	(2,313,502)	(2,313,502)

Balance August 31, 2009	131,388,444	$131,389	$86,579,668	$(86,895,061)	$(184,044)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,313,502)	$(2,572,474)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	475	948
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,951,248	2,375,780
Changes in operating assets and liabilities
Accounts payable	99,104	40,760
Accrued liabilities	(123)	(20,836)

NET CASH USED BY OPERATING ACTIVITIES	(262,798)	(175,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	265,599	185,000

NET CASH PROVIDED BY FINANCING ACTIVTIES	265,599	185,000

NET INCREASE IN CASH	2,801	9,178

CASH AT BEGINNING OF PERIOD	10,695	3,161

CASH AT END OF PERIOD	$13,496	$12,339

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$—	$2,211

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company is currently conducting clinical trials on various Antineoplastons in accordance with FDA regulations. At this time, however, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted. In September 2004, the Company announced that the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of brain stem glioma.  During 2008, the FDA awarded orphan drug status to Antineoplastons A10 and AS2-1 for the treatment of all glioma.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2009 and February 28, 2009, results of operations for the three months and six months ended August 31, 2009 and 2008, and cash flows for the six months ended August 31, 2009 and 2008.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

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

NOTE  C.      STOCK OPTIONS

At August 31, 2009, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of August 31, 2009.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  C.      STOCK OPTIONS - continued

The Company follows the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  Under this method, compensation cost for all share-based payments is based on the grant-date fair value amortized to expense over the requisite service period, generally the vesting period.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  D.      INCOME TAXES - continued

The actual provision for income tax for the three and six months ended August 31, 2009 and 2008, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2009	2008

Expected income tax benefit	$(406,198)	$(438,583)
Effect of expenses deducted directly by Dr. Burzynski	406,018	438,716
Nondeductible expenses and other adjustments	26,092	3,442
Change in valuation allowance	(25,912)	(3,575)
State tax	(474)	391

Income tax expense	$(474)	$391

	Six Months Ended August 31,
	2009	2008

Expected income tax benefit	$(786,591)	$(873,552)
Effect of expenses deducted directly by Dr. Burzynski	786,572	874,641
Nondeductible expenses and other adjustments	32,862	6,510
Change in valuation allowance	(32,843)	(7,599)
State tax	—	3,202

Income tax expense	$—	$3,202

At August 31, 2009, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $497,007.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the deferred tax assets has been provided.  At August 31, 2009, the Company had net operating loss carryforwards available to offset future income in the amount of $1,327,454, which may be carried forward in varying amounts until 2030.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  E.      SUBSEQUENT EVENTS

On September 9, 2009, the Company entered into a Clinical Study Agreement (the “Agreement”) with the University of Alabama at Birmingham (the “University”), pursuant to which the Company retained the University to provide the following services in connection with the clinical trials of Antineoplastons: (i) develop and implement statistical plans, (ii) analyze and manage data, (iii) review and amend Case Report Forms (CRFs) and (iv) prepare statistical reports for the Data Safety Monitoring Boards (DSMB) and U.S. Food and Drug Administration (the “FDA”).  The services will be performed for certain protocols listed in the Agreement.  The Agreement will terminate at the completion of the protocols listed in the Agreement, however, either party may terminate the Agreement, with or without cause, by giving thirty (30) calendar days’ prior written notice to the other party.  The Company paid the University $24,641 for services previously provided from May 1, 2007 through August 31, 2009, which was accrued during the three month period ended August 31, 2009.  Subsequent services are billed to the Company on a monthly basis.  All rights, title and interest in all data and reports generated in the performance of the services, pursuant to the Agreement, are the sole and exclusive property of the Company.

The Company has performed an evaluation of subsequent events through October 15, 2009, the date that the financial statements as of and for the three and six month periods ended August 31, 2009 have been issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2009, and the results of operations comparing the three and six months ended August 31, 2009 and August 31, 2008.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2009.

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

Results of Operations

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

Research and development costs were approximately $1,076,000 and $1,254,000 for the three months ended August 31, 2009 and 2008, respectively.  The decrease of $178,000 or 14% was due to decreases in personnel cost of $51,000, material costs of $133,000, offset by increases in facility and equipment costs of $3,000, consulting and quality control costs of $1,000 and other research and development costs of $2,000.

General and administrative expenses were approximately $119,000 and $35,000 for the three months ended August 31, 2009 and 2008, respectively.  The increase of $84,000 or 240% was due to increases in legal and professional fees of $73,000, and other general and administrative expenses of $11,000.

The Company had a net loss of approximately $1,194,000 and $1,290,000 for the three months ended August 31, 2009 and 2008, respectively.  The decrease in the net loss from 2008 to 2009 is primarily due to the decreases in research and development costs due to decreases in personnel costs and material costs offset by increase in facility and equipment costs, consulting and quality control costs and other research and development costs; further offset by increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost.

Six Months Ended August 31, 2009 Compared to Six Months Ended August 31, 2008

Research and development costs were approximately $2,068,000 and $2,467,000 for the six months ended August 31, 2009 and 2008, respectively.  The decrease of $399,000 or 16% was due to decreases in personnel cost of $79,000, and material costs of

$330,000, offset by increases in facility and equipment costs of $8,000, consulting and quality control costs of $1,000 and other research and development costs of $1,000.

General and administrative expenses were approximately $245,000 and $101,000 for the six months ended August 31, 2009 and 2008, respectively.  The increase of $144,000 or 143% was due to increases in legal and professional fees of $106,000, and other general and administrative expenses of $38,000.

The Company had a net loss of approximately $2,314,000 and $2,572,000 for the six months ended August 31, 2009 and 2008, respectively.  The decrease in the net loss from 2008 to 2009 is primarily due to the decreases in research and development costs due to decreases in personnel costs and material costs offset by increase in facility and equipment costs, consulting and quality control costs, and other research and development costs; further offset by increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost.

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

The Company estimates that it will spend approximately $2,400,000 during the remaining two quarters of the fiscal year ending February 28, 2010.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4T.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Item 5.   Other Information

On September 9, 2009, the Company entered into a Clinical Study Agreement (the “Clinical Study Agreement”) with the University of Alabama at Birmingham (the “University”), pursuant to which the Company retained the University to provide the following services in connection with the clinical trials of Antineoplastons: (i) develop and implement statistical plans, (ii) analyze and manage data, (iii) review and amend Case Report Forms (CRFs) and (iv) prepare statistical reports for the Data Safety Monitoring Boards (DSMB) and U.S. Food and Drug Administration (the “FDA”).  The University will perform such services for certain protocols listed in the Clinical Study Agreement (the “Protocols”).  The Clinical Study Agreement will terminate at the completion of the Protocols, however, either party may terminate the Clinical Study Agreement, with or without cause, by giving thirty (30) calendar days’ prior written notice to the other party.  The Company paid the University $24,641 for services previously provided from May 1, 2007 through August 31, 2009.  Subsequent services are billed to the Company on a monthly basis.  All rights, title and interest in all data and reports generated in the performance of the services, pursuant to the Clinical Study Agreement, are the sole and exclusive property of the Company.

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

Date: October 15, 2009