Form 10-Q
period 2009-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2010-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:  As of November 30, 2009, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2009	2009

ASSETS

Current assets
Cash and cash equivalents	$14,834	$10,695
TOTAL CURRENT ASSETS	14,834	10,695

Property and equipment, net of accumulated depreciation of $17,348 and $16,654 at November 30, 2009 and February 28, 2009, respectively	5,067	5,761

TOTAL ASSETS	$19,901	$16,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$87,558	$78,457
Accrued liabilities	25,513	25,348
CURRENT AND TOTAL LIABILITIES	113,071	103,805

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	87,879,434	84,362,821
Retained deficit	(88,103,993)	(84,581,559)

TOTAL STOCKHOLDERS’ DEFICIT	(93,170)	(87,349)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,901	$16,456

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATION

(UNAUDITED)

	Three Months Ended
	November 30,
	2009	2008
Operating expenses
Research and development	$1,146,393	$1,287,762
General and administrative	62,318	54,148
Depreciation	219	162
Total operating expenses	1,208,930	1,342,072

Net loss before provision for income tax	(1,208,930)	(1,342,072)

Provision for income tax	—	185

NET LOSS	$(1,208,930)	$(1,342,257)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

	Nine Months Ended
	November 30,
	2009	2008
Operating expenses
Research and development	$3,214,199	$3,754,621
General and administrative	307,541	155,613
Depreciation	694	1,110
Total operating expenses	3,522,434	3,911,344

Net loss before provision for income tax	(3,522,434)	(3,911,344)

Provision for income tax	—	3,387

NET LOSS	$(3,522,434)	$(3,914,731)

Loss per share information:

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2009

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2009	131,388,444	$131,389	$84,362,821	$(84,581,559)	$(87,349)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	476,246	—	476,246

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	3,040,367	—	3,040,367

Net loss	—	—	—	(3,522,434)	(3,522,434)

Balance November 30, 2009	131,388,444	$131,389	$87,879,434	$(88,103,993)	$(93,170)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,522,434)	$(3,914,731)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	694	1,110
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	3,040,367	3,605,450
Changes in operating assets and liabilities
Accounts payable	9,101	6,977
Accrued liabilities	165	(18,338)

NET CASH USED BY OPERATING ACTIVITIES	(472,107)	(319,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributed by S.R. Burzynski, M.D., Ph.D.	476,246	325,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	476,246	325,000

NET INCREASE IN CASH	4,139	5,468

CASH AT BEGINNING OF PERIOD	10,695	3,161

CASH AT END OF PERIOD	$14,834	$8,629

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes	$—	$2,211

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2009 and February 28, 2009, results of operations for the three months and nine months ended November 30, 2009 and 2008, and cash flows for the nine months ended November 30, 2009 and 2008.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  A.        BASIS OF PRESENTATION Continued

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.  In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended November 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  C.        STOCK OPTIONS

At November 30, 2009, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of November 30, 2009.

The Company follows the fair value recognition provisions of FASB ASC 718-30 (formerly SFAS No. 123(R)), “Stock Compensation.”  Under this method, compensation cost for all share-based payments is based on the grant-date fair value amortized to expense over the requisite service period, generally the vesting period.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB ASC 718-30.

NOTE  D.        INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10 (formerly FASB Interpretation No. 48), “Accounting for Uncertainty in Income Taxes,” on March 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company had no material change in the amounts of unrecognized tax benefits as a result of tax positions taken during a prior period or the current period.

The federal income tax returns of the Company for 2008, 2007, and 2006 are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE  D.        INCOME TAXES - continued

The actual provision for income tax for the three and nine months ended November 30, 2009 and 2008, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2009	2008

Expected income tax benefit	$(411,037)	$(456,305)
Effect of expenses deducted directly by Dr. Burzynski	411,038	456,368
Nondeductible expenses and other adjustments	(30,884)	(13,007)
Change in valuation allowance	30,883	12,944
State tax	—	185

Income tax expense	$—	$185

	Nine Months Ended November 30,
	2009	2008

Expected income tax benefit	$(1,197,628)	$(1,329,857)
Effect of expenses deducted directly by Dr. Burzynski	1,197,610	1,331,009
Nondeductible expenses and other adjustments	1,978	(6,497)
Change in valuation allowance	(1,960)	5,345
State tax	—	3,387

Income tax expense	$—	$3,387

At November 30, 2009, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $466,125.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided.  At November 30, 2009, the Company had net operating loss carryforwards available to offset future income in the amount of $1,236,699, which may be carried forward in varying amounts until 2030.

NOTE  E.        SUBSEQUENT EVENTS

The Company has no subsequent events to disclose in accordance with FASB ASC 855-10 (formerly SFAS No. 165), “Subsequent Events.”

The Company has performed an evaluation of subsequent events through January 14, 2010, the date that the financial statements as of and for the three and nine month periods ended November 30, 2009 have been issued.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of November 30, 2009, and the results of operations comparing the three and nine months ended November 30, 2009 and 2008.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2009.

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

Results of Operations

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Research and development costs were approximately $1,146,000 and $1,288,000 for the three months ended November 30, 2009 and 2008, respectively.  The decrease of $142,000 or 11% was due to decreases in personnel cost of $9,000, material costs of $144,000, consulting and quality control costs of $5,000 and other research and development costs of $4,000, offset by increases in facility and equipment costs of $20,000.

General and administrative expenses were approximately $62,000 and $54,000 for the three months ended November 30, 2009 and 2008, respectively.  The increase of $8,000 or 15% was due to increases in legal and professional fees of $5,000 and other general and administrative expenses of $3,000.

The Company had net losses of approximately $1,209,000 and $1,342,000 for the three months ended November 30, 2009 and 2008, respectively.  The decrease in the net loss from 2008 to 2009 is primarily due to the decreases in research and development costs due to decreases in personnel costs, material costs, consulting and quality control costs and other research and development costs, offset by increase in facility and equipment costs; further offset by increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost.

Nine Months Ended November 30, 2009 Compared to Nine Months Ended November 30, 2008

Research and development costs were approximately $3,214,000 and $3,755,000 for the nine months ended November 30, 2009 and 2008, respectively.  The decrease of $541,000 or 14% was due to decreases in personnel cost of $88,000, material costs of

$474,000, consulting and quality control costs of $4,000 and other research and development costs of $3,000, offset by increases in facility and equipment costs of $28,000.

General and administrative expenses were approximately $308,000 and $156,000 for the nine months ended November 30, 2009 and 2008, respectively.  The increase of $152,000 or 97% was due to increases in legal and professional fees of $111,000 and other general and administrative expenses of $41,000.

The Company had net losses of approximately $3,522,000 and $3,915,000 for the nine months ended November 30, 2009 and 2008, respectively.  The decrease in the net loss from 2008 to 2009 is primarily due to the decreases in research and development costs due to decreases in personnel costs, material costs, consulting and quality control costs, and other research and development costs, offset by increase in facility and equipment costs; further offset by increases in general and administrative expenses due to increases in legal and professional fees and other general and administrative cost.

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

The Company estimates that it will spend approximately $1,200,000 during the remaining quarter of the fiscal year ending February 28, 2010.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy, and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4T.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 14, 2010