Form 10-K
period 2010-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2010-06-01
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

As of May 1, 2010, the aggregate market value of the Common Stock held by non-affiliates was approximately $4,631,108.26 price; based on the last reported sales price on May 1, 2010.

As of May 1, 2010, there were 131,388,444 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:           None.

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2010

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

The Company has not generated any significant operating revenue since its inception. The Company’s sole source of funding for its operations has been and continues to be payments made by Dr. Burzynski from funds generated from Dr. Burzynski’s medical practice pursuant to various arrangements between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions, and Director Independence.” The Company reports funds pursuant to such arrangements as additional paid-in capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company does not expect to generate significant operating revenue until such time, if any, as Antineoplastons are approved for use and sale by the FDA. However, the Company may seek additional funding for operations through the sale of its securities.

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

The Company currently sponsors five ongoing Phase II clinical trials that are open for enrollment, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations.

All clinical trials are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions, and Director Independence.” All of the clinical trials are conducted at the Burzynski Clinic. Each trial provides for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled. Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

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

Where tumor size is used as the Milestone, each clinical trial protocol that is open for enrollment describes a “complete response” as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-08, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-21 and BT-23. “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks.

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

As of May 1, 2010, eleven of the prospective clinical trials have reached a Milestone. These are:

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

•                  Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma.  This study is already completed.

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

The results of Protocols BT-07, BT-08, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21 and BT-23 are set forth below (as of May 1, 2010).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-07	40	24	2	8.3%	1	4.2%	3	12.5%	18	75.0%
BT-08	19	14	4	28.6%	0	0.0%	6	42.9%	4	28.6%
BT-09	38	26	4	15.4%	6	23.1%	11	42.3%	5	19.2%
BT-11	40	28	5	17.9%	4	14.3%	12	42.9%	7	25.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	27	20	3	15.0%	2	10.0%	9	45.0%	6	30.0%
BT-18	20	13	3	23.1%	1	7.7%	3	23.1%	6	46.2%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	36	20	2	10.0%	2	10.0%	7	35.0%	9	45.0%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%

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

Open for Enrollment Phase II Clinical Trials

The following table sets forth the title of each active Protocol and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study. The information in this table is updated as of May 1, 2010.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
AD-02	Carcinoma of the Adrenal Gland	6
BT-09	Brain Tumors	38
BT-10	Children with Brain Tumors	25
BT-21	Adult Patients with Primary Malignant Brain Tumors	36
BT-22	Children with Primary Malignant Brain Tumors	7

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

On February 23, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“Research Point”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. Research Point is currently conducting a feasibility assessment. Research Point has secured interest and commitment from a number of sites selected. Upon completion of this assessment, a randomized, international phase III study will commence. The study’s objective is to compare overall survival of children with newly-diagnosed, diffuse, intrinsic brainstem glioma (DBSG) who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $40,000 per year on environmental compliance matters and expects to spend approximately $5,000 for repairs and upgrades during the fiscal year ending February 28, 2011.

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

Total research and development costs for the fiscal years ended February 28, 2010 and February 28, 2009 were approximately $4,480,000 and $4,894,000, respectively.

Intellectual Property

Since 1984, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Patents”) have been issued to Dr. Burzynski by the United States Patent Office and the Patent Offices of 34 other countries. The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “License Agreement”). Pursuant to the License Agreement, the Company holds an exclusive right in the United States, Canada, and Mexico (the “Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See “Certain Relationships and Related Transactions, and Director Independence.”  The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement is to continue in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company owns, pursuant to the License Agreement, exclusive rights to eight issued United States Patents, four issued Canadian Patents and one issued Mexican Patent.

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10. The last of the Initial Patents expired on January 11, 2009, however, the Company does not believe the expiration of any of the Initial Patents will have a material adverse effect on the Company.

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

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent. The 2005 U.S. Patent issued in September 2005 and will expire July 31, 2018.

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

ANTINEOPLASTON® is a trademark registered with the U.S. Patent and Trademark Office.

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

Employees

As of May 1, 2010, the Company had three employees, all of whom were full-time employees. None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.           PROPERTIES

The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

The Company conducts its business in premises owned by Dr. Burzynski and his wife, Dr. Barbara Burzynski (the “Burzynskis”). Pursuant to arrangements with the Burzynskis (see “Certain Relationships and Related Transactions, and Director Independence—Research Funding Arrangements”), the Company occupies (i) 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes and (ii) 540 square feet at 9432 Old Katy Road, Suite 200 for its executive offices. Management of the Company believes that each of these properties is adequately covered by insurance.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2009
First Quarter	$0.08	$0.05
Second Quarter	0.065	0.03
Third Quarter	0.04	0.01
Fourth Quarter	0.11	0.03

Fiscal year ended February 28, 2010
First Quarter	$0.18	$0.07
Second Quarter	0.18	0.04
Third Quarter	0.21	0.11
Fourth Quarter	0.20	0.12

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

As of May 1, 2010, there were approximately 2,000 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                                  SELECTED FINANCIAL DATA

None.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2010 and February 28, 2009 and the results of operations for the fiscal years ended February 28, 2010 and February 28, 2009. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

Introduction

The Company has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA. The Company’s sole source of funding is Dr. Burzynski, who funds the Company’s operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company. See “Certain Relationships and Related Transactions, and Director Independence.”  Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting five FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions, and Director Independence.”

Results Of Operations

Fiscal Year Ended February 28, 2010 Compared to Fiscal Year Ended February 28, 2009

Research and development costs were approximately $4,480,000 and $4,894,000 for the fiscal years ended February 28, 2010 and 2009, respectively.  The decrease of $414,000 or 8% was due to a decrease in personnel costs of $48,000, a decrease in material costs of $414,000 and a decrease in other research and development costs of $7,000, offset by an increase in facility and equipment costs of $26,000, and an increase in consulting and quality control costs of $29,000.

General and administrative expenses were approximately $349,000 and $231,000 for the fiscal years ended February 28, 2010 and 2009, respectively.  The increase of $118,000 or 51% was due to an increase in legal and professional fees of $83,000, and an increase in other general and administrative expenses of $35,000.

The Company had net losses of approximately $4,831,000 and $5,128,000 for the fiscal years ended February 28, 2010 and 2009, respectively.  The decrease in the net loss from 2009 to 2010 was primarily due to an overall decrease in research and development costs and an overall increase in general and administrative expenses of the Company described above.  As of February 28, 2010, the Company had a total stockholders’ deficit of $(48,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2011.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $5.0 million in the fiscal year ending February 28, 2011. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2011. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 26 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Annual Financial Statements, Notes to Financial Statements and the report of Pannell Kerr Forster of Texas, P.C., independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2010, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	67	Director, President, Secretary, and Treasurer
Barbara Burzynski, M.D.	69	Director
Michael H. Driscoll, J.D.	64	Director
Carlton Hazlewood, Ph.D.	74	Director

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

CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. He also serves as Chairman of the IRB, an independent review board for the Company’s clinical trials designated according to federal regulations. Dr. Hazlewood currently operates his own consulting company, Research Consultant’s International, is president of Petroclean, L.L.C. and is an adjunct professor at Kingwood College. In addition, Dr. Hazlewood was employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, where he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazlewood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

Audit Committee Financial Expert

The Company has not established an Audit Committee. Therefore, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2010 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President, Secretary and Treasurer(1)	2008 2009 2010	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2010, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (4 persons)	107,014,190		81.45%

*              Less than one percent.

(1)           Percentages shown are based upon 131,388,444 shares of Common Stock outstanding as of May 1, 2010. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2011.

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

Other Transactions

Since Tadeusz Burzynski’s death on June 13, 1998, the Company has paid his widow, Zofia Burzynski, $1,000 per month as death benefit payments. Tadeusz Burzynski was formerly an officer and a director of the Company and the brother of Dr. Burzynski. Effective February 1, 2010, Dr. Burzynski has taken over the death benefit payments to the widow.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fitts, Roberts & Co., P.C. was the Company’s principal accounting firm for the fiscal year ended February 28, 2009 and up through May 18, 2009.  The Board of Directors concurrently accepted the resignation of Fitts, Roberts & Co., P.C. (“Fitts Roberts”) and approved the appointment of Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s principal accounting firm.  PKF examined the financial statements of the Company for the fiscal year ended February 28, 2009 and provided its services as the Company’s principal accounting firm since its appointment.

The following table sets forth the aggregate fees billed to the Company by its principal accounting firm, PKF and Fitts Roberts for fiscal years ended February 28, 2010 and February 28, 2009, respectively:

PKF

	2010	2009

Audit Fees (1)	$43,000	$25,000

Audit-Related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$43,000	$25,000

(1)   The 2009 amount includes estimated fees of $25,000 to complete the audit.

Fitts Roberts

2009
Audit Fees	$22,750
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0
Total	$22,750

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2010 or 2009.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2010 or 2009.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2010 or 2009.

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

Date:  June 1, 2010

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: June 1, 2010
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: June 1, 2010
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: June 1, 2010
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: June 1, 2010
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2010 and February 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

June 1, 2010
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	February 28,
	2010	2009
ASSETS

Current assets

Cash and cash equivalents	$18,122	$10,695

Total current assets	18,122	10,695

Property and equipment, net of accumulated depreciation	4,856	5,761

Total assets	$22,978	$16,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$41,771	$78,457
Accrued liabilities	29,685	25,348

Total current liabilities	71,456	103,805

Total liabilities	71,456	103,805

Commitments, contingencies and related parties

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 shares issued and outstanding	131,389	131,389
Additional paid-in capital	89,232,302	84,362,821
Retained deficit	(89,412,169)	(84,581,559)

Total stockholders’ deficit	(48,478)	(87,349)

Total liabilities and stockholders’ deficit	$22,978	$16,456

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2010	2009

Operating expenses
Research and development	$4,480,497	$4,894,255
General and administrative	349,208	231,374
Depreciation	905	1,389

Total operating expenses	4,830,610	5,127,018

Operating loss before other income	(4,830,610)	(5,127,018)

Other income	—	1,500

Loss before provision for income tax	(4,830,610)	(5,125,518)

Income tax expense	—	2,211

Net loss	$(4,830,610)	$(5,127,729)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	131,388,444	131,388,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2010 and 2009

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 29, 2008	131,388,444	$131,389	$79,264,195	$(79,453,830)	$(58,246)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	420,000	—	420,000

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,678,626	—	4,678,626

Net loss	—	—	—	(5,127,729)	(5,127,729)

Balance February 28, 2009	131,388,444	131,389	84,362,821	(84,581,559)	(87,349)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	616,605	—	616,605

Obligation to issue shares (60,000) for services rendered	—	—	9,400	—	9,400

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,243,476	—	4,243,476

Net loss	—	—	—	(4,830,610)	(4,830,610)

Balance February 28, 2010	131,388,444	$131,389	$89,232,302	$(89,412,169)	$(48,478)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,830,610)	$(5,127,729)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	905	1,389
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	4,243,476	4,678,626
Obligation to issue shares (60,000) for services rendered	9,400	—
Change in Operating Assets & Liabilities
Accounts payable	(36,686)	45,027
Accrued liabilities	4,337	(9,779)

NET CASH USED IN OPERATING ACTIVITIES	(609,178)	(412,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	616,605	420,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	616,605	420,000

NET INCREASE IN CASH	7,427	7,534

CASH AT BEGINNING OF YEAR	10,695	3,161

CASH AT END OF YEAR	$18,122	$10,695

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Income Taxes	$—	$2,211

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski) have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 81% of the outstanding common stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products knows as “antineoplastons,” which he has licensed to the Company.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2010, the Company had a working capital deficit of approximately $53,000 and accumulated deficit of approximately $89,412,000.  For the years ended February 28, 2010 and 2009 the Company incurred losses of approximately $4,831,000 and $5,128,000, respectively.

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

Significant Accounting Policies

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended February 28, 2010. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

The FASB has issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides:

•                  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•                  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•                  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has adopted and will follow the guidance in ASC Topic 855 for all prospective subsequent event transactions and disclosures.

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

Loss Per Common Share

Basic and diluted loss per common share information for all periods is presented under the requirements of FASB ASC 260.  Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their inclusion would be antidilutive.

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

Stock Options

Effective March 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 505; 718 (formerly SFAS No. 123(R), “Share-Based Payment,”) using the modified-prospective-transition method.  Under that transition method, compensation cost recognized after March 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 505; 718.  Results for prior periods have not been restated.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 505; 718 in any of the periods presented.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies: (continued)

Fair Value of Financial Instruments

The carrying value of cash, receivables and accounts payables approximates fair value due to the short term maturity of these instruments.  None of the financial instruments are held for trading purposes.

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

8.                                       Effective March 1, 2010, the term of the Research Funding Agreement was extended to February 28, 2011, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

Other Related Party Transactions

Since Tadeusz Burzynski’s death on June 13, 1998, the Company has paid his widow $1,000 per month as death benefit payments.  Tadeusz Burzynski was formerly an officer and a director of the Company and the brother of Dr. Burzynski. Effective February 1, 2010, Dr. Burzynski has taken over the death benefit payments to the widow.

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

	2010	2009

Capital contributed	$616,605	$420,000
Clinical trial costs paid direct	$4,243,476	$4,678,626

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 28th:

	Estimated
	Useful Lives	2010	2009

Furniture and equipment	5 - 10 years	$22,415	$22,415

Total property and equipment		22,415	22,415

Accumulated depreciation		(17,559)	(16,654)

		$4,856	$5,761

Depreciation expenses for the years ended February 28, 2010 and 2009 were $905 and $1,389, respectively.

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

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $244,079 and $249,606 for 2010 and 2009, respectively, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of the medical clinic that have been allocated to the Company.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

4.                                      Employee Benefits: (continued)

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $550 and $449 for the years ended February 28, 2010 and 2009, respectively.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to three years.  Rent expense incurred under these leases was approximately $91,716 and $106,605 for the years ended February 28, 2010 and 2009, respectively.  Future minimum lease payments are as follows:

2011	$77,040
2012	55,440
2013	16,920

$149,400

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.   Rent expenses totaled $250,509 and $189,761 for the years ended February 28, 2010 and 2009, respectively.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

6.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2010 and 2009 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2010	2009

Expected benefit	$(1,639,211)	$(1,742,676)
Effect of expenses deducted directly by Dr. Burzynski	1,639,211	1,742,676
Other adjustments	13,235	9,861
Change in valuation allowance	(13,235)	(9,861)
Texas gross margin tax, based on income	—	2,211

Income tax expense	$—	$2,211

The components of the Company’s deferred income tax assets as of February 28, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:

Net operating loss carryforwards	$404,208	$418,448
Excess book (tax) depreciation	(632)	(532)
Accrued expenses	4,750	3,645
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	450,929	464,164
Less valuation allowance	(450,929)	(464,164)

Net deferred tax assets	$—	$—

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

The Company has net operating loss carryforwards available to offset future income in the amount of $1,188,847 as of February 28, 2010.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2013	$261,184
2016	$11,818
2017	$511,871
2018	$50,786
2020	$49,976
2021	$24,117
2022	$19,315
2023	$75,450
2024	$59,706
2025	$13,732
2026	$47,083
2027	$31,219
2028	$722
2029	$31,868

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2010.

7.                                     Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

7.                                     Equity Transactions: (continued)

The options are valid in perpetuity.   None of the options have been exercised as of February 28, 2010.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

8.                                      Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2010 and 2009, the Company was not aware of any pending or threatening litigation.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced antineoplaston products to treat approximately 40 to 50 patients during the year ended February 28, 2010 and 40 to 50 patients during the year ended February 28, 2009.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 89% of the chemicals used in producing antineoplastons from one supplier during the year ended February 28, 2010 and 92% during the year ended February 28, 2009.  The Company has established additional vendors to supply these chemicals should there be a loss of this supplier.