Form 10-Q
period 2010-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2010-07-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number  000-23425

Burzynski Research Institute, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0136810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9432 Katy Freeway, Suite 200, Houston, Texas 77055

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2010, 131,388,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	May 31,	February 28,
	2010	2010
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$20,292	$18,122
TOTAL CURRENT ASSETS	20,292	18,122

Property and equipment, net of accumulated depreciation of $17,742 and $17,559 at May 31, 2010 and February 28, 2010, respectively	4,673	4,856

TOTAL ASSETS	$24,965	$22,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$22,365	$41,771
Accrued liabilities	65,050	29,685
CURRENT AND TOTAL LIABILITIES	87,415	71,456

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,388,444 issued and outstanding	131,389	131,389
Additional paid-in capital	90,593,653	89,232,302
Retained deficit	(90,787,492)	(89,412,169)

TOTAL STOCKHOLDERS’ DEFICIT	(62,450)	(48,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,965	$22,978

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	May 31,
	2010	2009
Operating expenses
Research and development	$1,298,386	$992,023
General and administrative	76,754	126,554
Depreciation	183	226
Total operating expenses	1,375,323	1,118,803

Net loss before provision for income tax	(1,375,323)	(1,118,803)

Provision for income tax	—	474

NET LOSS	$(1,375,323)	$(1,119,277)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,388,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2010

(UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2010	131,388,444	$131,389	$89,232,302	$(89,412,169)	$(48,478)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	130,701	—	130,701

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,230,650	—	1,230,650

Net loss	—	—	—	(1,375,323)	(1,375,323)

Balance May 31, 2010	131,388,444	$131,389	$90,593,653	$(90,787,492)	$(62,450)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,375,323)	$(1,119,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	183	226
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,230,650	934,293
Changes in operating assets and liabilities
Accounts payable	(19,406)	24,413
Accrued liabilities	35,365	639

NET CASH USED BY OPERATING ACTIVITIES	(128,531)	(159,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	130,701	164,599

NET CASH PROVIDED BY FINANCING ACTIVTIES	130,701	164,599

NET INCREASE IN CASH	2,170	4,893

CASH AT BEGINNING OF PERIOD	18,122	10,695

CASH AT END OF PERIOD	$20,292	$15,588

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2010 and February 28, 2010, results of operations for the three months ended May 31, 2010 and 2009, and cash flows for the three months ended May 31, 2010 and 2009.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.

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

The Company is economically dependent on its funding through Dr. Burzynski’s medical practice.  A portion of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs, which are regulated by the FDA.  The FDA imposes numerous regulations and requirements, regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

NOTE C.      STOCK OPTIONS

At May 31, 2010, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of May 31, 2010.

The Company follows the fair value recognition provisions of FASB ASC 505; 718 “Compensation — Stock Compensation.”  Under this method, compensation cost for all share-based payments is based on the grant-date fair value amortized to expense over the requisite service period, generally the vesting period.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact, there was no effect on net loss and loss per share.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE D.      INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 740-10, “Accounting for Uncertainty in Income Taxes,” on March 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company had no material change in the amounts of unrecognized tax benefits as a result of tax positions taken during a prior period or the current period.

The federal income tax returns of the Company for 2009, 2008, and 2007 are subject to examination by the IRS, generally for three years after they are filed.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The actual provision for income tax for the three months ended May 31, 2010 and 2009, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2010	2009

Expected income tax benefit	$(467,610)	$(380,393)
Effect of expenses deducted directly by Dr. Burzynski	467,610	380,554
Nondeductible expenses and other adjustments	4,751	6,770
Change in valuation allowance	(4,751)	(6,931)
State tax	—	474

Income tax expense	$—	$474

At May 31, 2010, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $458,876.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided.  At May 31, 2010, the Company had net operating loss carryforwards available to offset future income in the amount of $1,212,249, which may be carried forward and will expire if not used between 2012 and 2031 in varying amounts.

NOTE E.      SUBSEQUENT EVENTS

The Company has no subsequent events to disclose in accordance with FASB ASC 855-10, “Subsequent events.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of May 31, 2010, and the results of operations comparing the three months ended May 31, 2010 and 2009.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2010.

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

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas (DBSG).  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  On February 1, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“ResearchPoint”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma.  ResearchPoint is currently conducting a feasibility assessment.  ResearchPoint has secured interest and commitment from a number of sites selected.  Upon completion of this assessment, a randomized, international phase III study will commence.  The study’s objective is to compare overall survival of children with newly-diagnosed DBSG who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

Results of Operations

Three Months Ended May 31, 2010 Compared to Three Months Ended May 31, 2009

Research and development costs were approximately $1,298,000 and $992,000 for the three months ended May 31, 2010 and 2009, respectively.  The increase of $306,000 or 31% was due to an increase in personnel cost of $146,000, an increase in material costs of $135,000, an increase in facility and equipment costs of $8,000, an increase in consulting and quality control costs of $11,000, and an increase in other research and development costs of $6,000.

General and administrative expenses were approximately $77,000 and $127,000 for the three months ended May 31, 2010 and 2009, respectively.  The decrease of $50,000 or 39% was due to a decrease in legal and professional fees of $24,000, and a decrease in other general and administrative expenses of $26,000.

The Company had net losses of approximately $1,375,000 and $1,119,000 for the three months ended May 31, 2010 and 2009, respectively.  The increase in the net loss from 2009 to 2010 was primarily due to an overall increase in research and development costs offset by an overall decrease in general and administrative expenses of the Company described above.  As of May 31, 2010, the Company had a total stockholders’ deficit of approximately $(62,000).

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2011.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4,100,000 during the remaining three quarters of the fiscal year ending February 28, 2011.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy, and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4T.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2010