Form 10-Q
period 2010-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2010-10-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date:  As of August 31, 2010, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	August 31,	February 28,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$16,456	$18,122
TOTAL CURRENT ASSETS	16,456	18,122

Property and equipment, net of accumulated depreciation of $17,931 and $17,559 at August 31, 2010 and February 28, 2010, respectively	4,484	4,856

TOTAL ASSETS	$20,940	$22,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$96,552	$41,771
Accrued liabilities	30,269	29,685
CURRENT AND TOTAL LIABILITIES	126,821	71,456

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,448,444 and 131,388,444 issued and outstanding	131,449	131,389
Additional paid-in capital	91,754,712	89,232,302
Retained deficit	(91,992,042)	(89,412,169)

TOTAL STOCKHOLDERS’ DEFICIT	(105,881)	(48,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,940	$22,978

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,
	2010	2009
Operating expenses
Research and development	$1,122,339	$1,075,784
General and administrative	82,022	118,666
Depreciation	189	249
Total operating expenses	1,204,550	1,194,699

Net loss before provision for income tax	(1,204,550)	(1,194,699)

Provision for income tax	—	(474)

NET LOSS	$(1,204,550)	$(1,194,225)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,388,444

	Six Months Ended
	August 31,
	2010	2009

Operating expenses
Research and development	$2,420,725	$2,067,807
General and administrative	158,776	245,220
Depreciation	372	475
Total operating expenses	2,579,873	2,313,502

Net loss before provision for income tax	(2,579,873)	(2,313,502)

Provision for income tax	—	—
NET LOSS	$(2,579,873)	$(2,313,502)

Loss per share information:

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	131,448,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the six months ended August 31, 2010

(UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2010	131,388,444	$131,389	$89,232,302	$(89,412,169)	$(48,478)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	226,598	—	226,598

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	2,295,872	—	2,295,872

Issue 60,000 shares of stock for services rendered	60,000	60	(60)	—	—

Net loss	—	—	—	(2,579,873)	(2,579,873)

Balance August 31, 2010	131,448,444	$131,449	$91,754,712	$(91,992,042)	$(105,881)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended August 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,579,873)	$(2,313,502)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	372	475
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,295,872	1,951,248
Changes in operating assets and liabilities
Accounts payable	54,781	99,104
Accrued liabilities	584	(123)

NET CASH USED BY OPERATING ACTIVITIES	(228,264)	(262,798)

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of capital	226,598	265,599

NET CASH PROVIDED BY FINANCING ACTIVTIES	226,598	265,599

NET INCREASE (DECREASE) IN CASH	(1,666)	2,801

CASH AT BEGINNING OF PERIOD	18,122	10,695

CASH AT END OF PERIOD	$16,456	$13,496

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2010 and February 28, 2010, results of operations for the three and six months ended August 31, 2010 and 2009, and cash flows for the six months ended August 31, 2010 and 2009.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.

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

NOTE  C.      STOCK OPTIONS

At August 31, 2010, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no additional shares have been issued since September 14, 1996.  None of the options have been exercised as of August 31, 2010.

The Company follows the fair value recognition provisions of FASB ASC 505; 718 “Compensation — Stock Compensation.” Under this method, compensation cost for all share-based payments is based on the grant-date fair value amortized to expense over the requisite service period, generally the vesting period.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE C.       STOCK OPTIONS-Continued

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact, there was no effect on net loss and loss per share.

NOTE  D.      INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes,” on March 1, 2007. As a result of the implementation of FASB ASC 740-10, the Company had no material change in the amounts of unrecognized tax benefits as a result of tax positions taken during a prior period or the current period.

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

The actual provision for income tax for the three and six months ended August 31, 2009 and 2008, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2010	2009
Expected income tax benefit	$(409,547)	$(406,198)
Effect of expenses deducted directly by Dr. Burzynski	409,543	406,018
Nondeductible expenses and other adjustments	14,764	26,092
Change in valuation allowance	(14,760)	(25,912)
State tax	—	(474)

Income tax expense	$—	$(474)

	Six Months Ended August 31,
	2010	2009
Expected income tax benefit	$(877,157)	$(786,591)
Effect of expenses deducted directly by Dr. Burzynski	877,153	786,572
Nondeductible expenses and other adjustments	19,515	32,862
Change in valuation allowance	(19,511)	(32,843)
State tax	—	—

Income tax expense	$—	$—

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

NOTE  D.      INCOME TAXES-Continued

At August 31, 2010, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $473,636.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided.  At August 31, 2010, the Company had net operating loss carryforwards available to offset future income in the amount of $1,255,692, which may be carried forward and will expire if not used between 2012 and 2031 in varying amounts.

NOTE E.    SUBSEQUENT EVENTS

The Company has no subsequent events to disclose in accordance with FASB ASC 855-10, “Subsequent events.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is a discussion of the financial condition of the Company as of August 31, 2010, and the results of operations comparing the three and six months ended August 31, 2010 and August 31, 2009.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2010.

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

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas (DBSG).  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  On February 1, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“ResearchPoint”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) in patients with newly-diagnosed DBSG.  ResearchPoint is currently conducting a feasibility assessment.  ResearchPoint has secured interest and commitment from a number of sites selected.  Upon completion of this assessment, a randomized, international phase III study will commence.  The study’s objective is to compare overall survival of children with newly-diagnosed DBSG who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

Results of Operations

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Research and development costs were approximately $1,122,000 and $1,076,000 for the three months ended August 31, 2010 and 2009, respectively.  The increase of $46,000 or 4% was due to increases in personnel cost of $147,000, offset by decreases in material costs of $77,000, facility and equipment costs of $16,000, consulting and quality control costs of $1,000 and other research and development costs of $7,000.

General and administrative expenses were approximately $82,000 and $119,000 for the three months ended August 31, 2010 and 2009, respectively.  The decrease of $37,000 or 31% was due to decreases in legal and professional fees of $27,000, and other general and administrative expenses of $10,000.

The Company had net losses of approximately $1,205,000 and $1,194,000 for the three months ended August 31, 2010 and 2009, respectively.  The increase in the net loss from 2009 to 2010 is primarily due to the increases in research and development costs due to increases in personnel cost, offset by decreases in material costs, facility and equipment costs, consulting and quality control costs and other research and development costs; further offset by decreases in general and administrative expenses due to decreases in legal and professional fees and other general and administrative costs.

Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009

Research and development costs were approximately $2,421,000 and $2,068,000 for the six months ended August 31, 2010 and 2009, respectively.  The increase of $353,000 or 17% was due to increases in personnel cost of $294,000, material costs of $57,000 and consulting and quality control costs of $10,000, offset by decreases in facility and equipment costs of $8,000.

General and administrative expenses were approximately $159,000 and $245,000 for the six months ended August 31, 2010 and 2009, respectively.  The decrease of $86,000 or 35% was due to decreases in legal and professional fees of $50,000, and other general and administrative expenses of $36,000.

The Company had net losses of approximately $2,580,000 and $2,314,000 for the six months ended August 31, 2010 and 2009, respectively.  The increase in the net loss from 2009 to 2010 is primarily due to the increases in research and development costs due to increases in personnel costs, material costs, consulting and quality control costs, and other research and development costs, offset by decreases in facility and equipment costs; further offset by decreases in general and administrative expenses due to decreases in legal and professional fees and other general and administrative costs.

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

The Company estimates that it will spend approximately $2,500,000 during the remaining two quarters of the fiscal year ending February 28, 2011.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Date: October 15, 2010