Form 10-Q
period 2010-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2011-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date: As of November 30, 2010, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	November 30,	February 28,
	2010	2010
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$17,103	$18,122
TOTAL CURRENT ASSETS	17,103	18,122

Property and equipment, net of accumulated depreciation of $18,111 and $17,559 at November 30, 2010 and February 28, 2010, respectively	4,304	4,856

TOTAL ASSETS	$21,407	$22,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$19,162	$41,771
Accrued liabilities	29,673	29,685
CURRENT AND TOTAL LIABILITIES	48,835	71,456

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,448,444 and 131,388,444 issued and outstanding	131,449	131,389
Additional paid-in capital	93,042,838	89,232,302
Retained deficit	(93,201,715)	(89,412,169)

TOTAL STOCKHOLDERS’ DEFICIT	(27,428)	(48,478)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,407	$22,978

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,
	2010	2009
Operating expenses
Research and development	$1,172,273	$1,146,393
General and administrative	37,220	62,318
Depreciation	180	219
Total operating expenses	1,209,673	1,208,930

Net loss before provision for income tax	(1,209,673)	(1,208,930)

Provision for income tax	—	—

NET LOSS	$(1,209,673)	$(1,208,930)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,388,444

	Nine Months Ended
	November 30,
	2010	2009
Operating expenses
Research and development	$3,592,998	$3,214,199
General and administrative	195,996	307,541
Depreciation	552	694
Total operating expenses	3,789,546	3,522,434

Net loss before provision for income tax	(3,789,546)	(3,522,434)

Provision for income tax	—	—

NET LOSS	$(3,789,546)	$(3,522,434)

Loss per share information:

Basic and diluted loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	131,448,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended November 30, 2010

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2010	131,388,444	$131,389	$89,232,302	$(89,412,169)	$(48,478)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	398,829	—	398,829

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	3,411,767	—	3,411,767

Issue 60,000 shares of stock for services rendered	60,000	60	(60)	—	—

Net loss	—	—	—	(3,789,546)	(3,789,546)

Balance November 30, 2010	131,448,444	$131,449	$93,042,838	$(93,201,715)	$(27,428)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,789,546)	$(3,522,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	552	694
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	3,411,767	3,040,367
Changes in operating assets and liabilities
Accounts payable	(22,609)	9,101
Accrued liabilities	(12)	165

NET CASH USED BY OPERATING ACTIVITIES	(399,848)	(472,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	398,829	476,246

NET CASH PROVIDED BY FINANCING ACTIVTIES	398,829	476,246

NET (DECREASE) INCREASE IN CASH	(1,019)	4,139

CASH AT BEGINNING OF PERIOD	18,122	10,695

CASH AT END OF PERIOD	$17,103	$14,834

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2010 and February 28, 2010, results of operations for the three and nine months ended November 30, 2010 and 2009, and cash flows for the nine months ended November 30, 2010 and 2009.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.

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

The Company is economically dependent on its funding through Dr. Burzynski’s medical practice.  A portion of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs, which are regulated by the FDA.  The FDA imposes numerous regulations and requirements regarding these patients, and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

NOTE C.      STOCK OPTIONS

At November 30, 2010, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of November 30, 2010.

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

The actual provision for income tax for the three and nine months ended November 30, 2010 and 2009, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2010	2009

Expected income tax benefit	$(411,289)	$(411,037)
Effect of expenses deducted directly by Dr. Burzynski	411,289	411,038
Nondeductible expenses and other adjustments	(26,672)	(30,884)
Change in valuation allowance	26,672	30,883
State tax	—	—

Income tax expense	$—	$—

	Nine Months Ended November 30,
	2010	2009

Expected income tax benefit	$(1,288,446)	$(1,197,628)
Effect of expenses deducted directly by Dr. Burzynski	1,288,442	1,197,610
Nondeductible expenses and other adjustments	(7,157)	1,978
Change in valuation allowance	7,161	(1,960)
State tax	—	—

Income tax expense	$—	$—

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS — continued

NOTE D.      INCOME TAXES-Continued

At November 30, 2010, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $446,964.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided. At November 30, 2010, the Company had net operating loss carryforwards available to offset future income in the amount of $1,186,869, which may be carried forward and will expire if not used between 2012 and 2031 in varying amounts.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2010, and the results of operations comparing the three and nine months ended November 30, 2010 and 2009.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2010.

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

Results of Operations

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Research and development costs were approximately $1,172,000 and $1,146,000 for the three months ended November 30, 2010 and 2009, respectively.  The increase of $26,000 or 2% was due to increases in personnel cost of $79,000, facility and equipment costs of $14,000, consulting and quality control costs of $35,000 and other research and development costs of $7,000, offset by decreases in material costs of $109,000.

General and administrative expenses were approximately $37,000 and $62,000 for the three months ended November 30, 2010 and 2009, respectively.  The decrease of $25,000 or 40% was due to decreases in legal and professional fees of $18,000, and other general and administrative expenses of $7,000.

The Company had net losses of approximately $1,210,000 and $1,209,000 for the three months ended November 30, 2010 and 2009, respectively.  The increase in the net loss from 2009 to 2010 is primarily due to the increases in research and development costs due to increases in personnel cost, facility and equipment costs, consulting and quality control costs and other research and development costs, offset by decreases in material costs; further offset by decreases in general and administrative expenses due to decreases in legal and professional fees and other general and administrative costs.

Nine Months Ended November 30, 2010 Compared to Nine Months Ended November 30, 2009

Research and development costs were approximately $3,593,000 and $3,214,000 for the nine months ended November 30, 2010 and 2009, respectively.  The increase of $379,000 or 12% was due to increases in personnel costs of $371,000, facility and equipment costs of $7,000, consulting and quality control costs of $44,000,  and other research and development costs of $8,000, offset by decreases in material costs of $51,000.

General and administrative expenses were approximately $196,000 and $308,000 for the nine months ended November 30, 2010 and 2009, respectively.  The decrease of $112,000 or 36% was due to decreases in legal and professional fees of $69,000, and other general and administrative expenses of $43,000.

The Company had net losses of approximately $3,790,000 and $3,522,000 for the nine months ended November 30, 2010 and 2009, respectively.  The increase in the net loss from 2009 to 2010 is primarily due to the increases in research and development costs due to increases in personnel costs, facility and equipment costs, consulting and quality control costs, and other research and development costs, offset by decreases in, material costs; further offset by decreases in general and administrative expenses due to decreases in legal and professional fees and other general and administrative costs.

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

The Company estimates that it will spend approximately $1,250,000 during the remaining quarter of the fiscal year ending February 28, 2011.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the

Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 14, 2011