Form 10-K
period 2011-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2011-05-31
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐  No  ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of August 30, 2010, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,954,740, based on the last reported sales price on August 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2011, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None.

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2011

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

The Company currently sponsors two ongoing Phase II clinical trials that are open for enrollment, which are conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations.

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

As of May 1, 2011 certain prospective clinical trials have reached a Milestone. These are:

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

The results of Protocols BT-07, BT-08, BT-09, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21 and BT-23 are set forth below (as of May 1, 2011).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-07	40	24	2	8.3%	1	4.2%	3	12.5%	18	75.0%
BT-08	19	14	4	28.6%	0	0.0%	6	42.9%	4	28.6%
BT-09	40	26	4	15.4%	6	23.1%	11	42.3%	5	19.2%
BT-11	40	28	5	17.9%	4	14.3%	12	42.9%	7	25.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	27	20	3	15.0%	2	10.0%	9	45.0%	6	30.0%
BT-18	20	13	3	23.1%	1	7.7%	3	23.1%	6	46.2%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	40	23	2	8.7%	2	8.7%	9	39.1%	10	43.5%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%

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

Open for Enrollment Phase II Clinical Trials

The following table sets forth the title of each active Protocol and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study. The information in this table is updated as of May 1, 2011.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
BT-10	Children with Brain Tumors	25
BT-22	Children with Primary Malignant Brain Tumors	7

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company spends approximately $40,000 per year on environmental compliance matters and expects to spend approximately $5,000 for repairs and upgrades during the fiscal year ending February 28, 2012.

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

Total research and development costs for the fiscal years ended February 28, 2011 and February 28, 2010 were approximately $4,780,000 and $4,480,000, respectively.

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

Employees

As of May 1, 2011, the Company had three employees, all of whom were full-time employees.  None of the Company’s employees is a party to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth closing high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by OTC Markets Group Inc.).

	Price Range
	High	Low
Fiscal year ended February 28, 2010
First Quarter	$0.18	$0.07
Second Quarter	0.18	0.04
Third Quarter	0.21	0.11
Fourth Quarter	0.20	0.12

Fiscal year ended February 28, 2011
First Quarter	$0.22	$0.11
Second Quarter	0.17	0.08
Third Quarter	0.15	0.08
Fourth Quarter	0.15	0.11

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering, and were issued to such investor on June 2, 2010.

As of May 1, 2011, there were approximately 2,000 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

The following is a discussion of the financial condition of the Company as of February 28, 2011 and February 28, 2010 and the results of operations for the fiscal years ended February 28, 2011 and February 28, 2010. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting two FDA-approved clinical trials. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions, and Director Independence.”

Results Of Operations

Fiscal Year Ended February 28, 2011 Compared to Fiscal Year Ended February 28, 2010

Research and development costs were approximately $4,780,000 and $4,480,000 for the fiscal years ended February 28, 2011 and 2010, respectively.  The increase of $300,000 or 7% was due to an increase in personnel cost of $395,000, an increase in consulting and quality control costs of $28,000, and an increase in other research and development costs of $8,000, offset by a decrease in material costs of $101,000 and a decrease in facility and equipment costs of $30,000.

General and administrative expenses were approximately $250,000 and $349,000 for the fiscal years ended February 28, 2011 and 2010, respectively.  The decrease of $99,000 or 28% was due to a decrease in legal and professional fees of $56,000, and a decrease in other general and administrative expenses of $43,000.

The Company had net losses of approximately $5,031,000 and $4,831,000 for the fiscal years ended February 28, 2011 and 2010, respectively.  The increase in the net loss from 2010 to 2011 was primarily due to an overall increase in research and development cost offset by an overall decrease in general and administrative expenses of the Company described above.  As of February 28, 2011, the Company had a total stockholders’ deficit of $(51,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2011, which extended term is also automatically renewable for an additional one-year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $5.0 million in the fiscal year ending February 28, 2012. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2012. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 26 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective and designed to ensure that the information required to be included in periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported on a timely basis. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2011, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	68	Director, President, Secretary, and Treasurer
Barbara Burzynski, M.D.	70	Director
Michael H. Driscoll, J.D.	65	Director
Carlton Hazlewood, Ph.D.	75	Director

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of over 300 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 241 patents covering 42 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2011 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President,	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Treasurer(1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

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

The following table sets forth, as of May 1, 2011, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,444,190		81.0%
Barbara Burzynski, M.D.	106,444,190	(2)	81.0%
Michael H. Driscoll	570,000		*
Carlton Hazlewood	0		*
All Current Directors and Executive Officers as a group (4 persons)	107,014,190		81.41%

*                                         Less than one percent.

(1)                                  Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2011. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement has renewed and extended until February 28, 2012, which extended term is also automatically renewable for an additional one-year term unless one party notifies the other party at least thirty days prior to th expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fitts, Roberts & Co., P.C. was the Company’s principal accounting firm for the fiscal year ended February 28, 2009 and up through May 18, 2009.  The Board of Directors concurrently accepted the resignation of Fitts, Roberts & Co., P.C. (“Fitts Roberts”) and approved the appointment of Pannell Kerr Forster of Texas, P.C. (“PKF”) as the Company’s independent registered public accounting firm.  PKF examined the financial statements of the Company for the fiscal year ended February 28, 2010 and provided its services as the Company’s independent registered public accounting firm since its appointment.

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2011 and February 28, 2010, respectively:

	2011	2010

Audit Fees	$43,000	$43,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$43,000	$43,000

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2011 or 2010.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2011 or 2010.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2011 or 2010.

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

Date:  May 31, 2011

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 31, 2011
President, Secretary, Treasurer and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 31, 2011
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 31, 2011
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 31, 2011
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2011 and February 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

May 31, 2011
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	February 28,
	2011	2010
ASSETS

Current assets

Cash and cash equivalents	$17,476	$18,122

Total current assets	17,476	18,122

Property and equipment, net of accumulated depreciation	4,120	4,856

Total assets	$21,596	$22,978

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$39,223	$41,771
Accrued liabilities	33,628	29,685

Total current liabilities	72,851	71,456

Total liabilities	72,851	71,456

Commitments and contingencies	—	—

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 and 131,388,444 shares issued and outstanding as of February 28, 2011 and February 28, 2010, respectively	131,449	131,389
Additional paid-in capital	94,260,707	89,232,302
Retained deficit	(94,443,411)	(89,412,169)

Total stockholders’ deficit	(51,255)	(48,478)

Total liabilities and stockholders’ deficit	$21,596	$22,978

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2011	2010

Operating expenses
Research and development	$4,780,072	$4,480,497
General and administrative	250,434	349,208
Depreciation	736	905

Total operating expenses	5,031,242	4,830,610

Operating loss before other income	(5,031,242)	(4,830,610)

Other income	—	—

Loss before provision for income tax	(5,031,242)	(4,830,610)

Income tax expense	—	—

Net loss	$(5,031,242)	$(4,830,610)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	131,443,156	131,388,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2011 and 2010

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2009	131,388,444	$131,389	$84,362,821	$(84,581,559)	$(87,349)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	616,605	—	616,605

Obligation to issue shares (60,000) for services rendered	—	—	9,400	—	9,400

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,243,476	—	4,243,476

Net loss	—	—	—	(4,830,610)	(4,830,610)

Balance February 28, 2010	131,388,444	131,389	89,232,302	(89,412,169)	(48,478)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	505,110	—	505,110

Shares issued (60,000) for services rendered pursuant to prior year obligation	60,000	60	(60)	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,523,355	—	4,523,355

Net loss	—	—	—	(5,031,242)	(5,031,242)

Balance February 28, 2011	131,448,444	$131,449	$94,260,707	$(94,443,411)	$(51,255)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,031,242)	$(4,830,610)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	736	905
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	4,523,355	4,243,476
Obligation to issue shares (60,000) for services rendered	—	9,400
Change in Operating Assets & Liabilities
Accounts payable	(2,548)	(36,686)
Accrued liabilities	3,943	4,337

NET CASH USED IN OPERATING ACTIVITIES	(505,756)	(609,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	505,110	616,605

NET CASH PROVIDED BY FINANCING ACTIVITIES	505,110	616,605

NET INCREASE (DECREASE) IN CASH	(646)	7,427

CASH AT BEGINNING OF YEAR	18,122	10,695

CASH AT END OF YEAR	$17,476	$18,122

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Income Taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (BRI or the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 81% of the outstanding common stock of Burzynski Research Institute, Inc., and also is the inventor and original patent holder of certain drug products knows as “antineoplastons,” which he has licensed to the Company.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2011, the Company had a working capital deficit of approximately $55,000 and accumulated deficit of approximately $94,443,000.  For the years ended February 28, 2011 and 2010 the Company incurred losses of approximately $5,031,000 and $4,831,000, respectively.

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

Loss Per Common Share

Basic and diluted loss per common share information for all periods is presented under the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260 “Earnings per Share”.  Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their inclusion would be antidilutive.

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

Stock Options

The Company uses the fair value recognition provisions of FASB ASC 718 “Compensation-Stock Compensation” using the modified-prospective-transition method.  Under that transition method, compensation cost recognized after March 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of March 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB ASC 718, and (b) compensation cost for all share-based payments granted subsequent to March 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 718 in any of the periods presented.

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

The four Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer), (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine, (iii) Liposomal Formulation of Antineoplastons and (iv) Treatment regimen for the administration of phenylacetylglutamine.  The Canadian Patents expired or will expire on June 4, 2002, November 14, 2006,  May 14, 2017, and July 2, 2019, respectively; however, the Company does not believe the Canadian Patents that expired in 2002 or in 2006 will have a material adverse effect on the Company.

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

8. Effective March 1, 2011, the term of the Research Funding Agreement was extended to February 28, 2012, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

	2011	2010

Capital contributed	$505,110	$616,605
Clinical trial costs paid direct	$4,523,355	$4,243,476

3. Property and Equipment:

Property and equipment consists of the following as of February 28th:

	Estimated
	Useful Lives	2011	2010

Furniture and equipment	5 - 10 years	$22,415	$22,415

Total property and equipment		22,415	22,415

Accumulated depreciation		(18,295)	(17,559)

		$4,120	$4,856

Depreciation expense for the years ended February 28, 2011, and 2010 was $736 and $905, respectively.

4. Employee Benefits:

The employees of the Company and SRB participate in a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Employees pay pre-tax premiums from $40 to $400 per month depending upon the insurance coverage selected by the employee.  Employees can select from two coverage plans, both of which have a $500 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $1,000,000 per covered participant.

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $294,319 for 2011 and $244,079 for 2010, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $478 and $550 for the years ended February 28, 2011 and 2010, respectively.

5. Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to three years.  Rent expense incurred under these leases was approximately $91,392 and $91,716 for the years ended February 28, 2011 and 2010, respectively.  Future minimum lease payments are as follows:

2012	$55,440
2013	16,920

$72,360

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.   Rent expense totaled $252,604 and $250,509 for 2011 and 2010, respectively.

6. Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2011 and 2010 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2011	2010

Expected benefit	$(1,710,622)	$(1,639,211)
Effect of expenses deducted directly by Dr. Burzynski	1,710,622	1,639,211
Other adjustments	77,251	13,235
Change in valuation allowance	(77,251)	(13,235)

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:

Net operating loss carryforwards	$325,855	$404,208
Excess book (tax) depreciation	(672)	(632)
Accrued expenses	5,892	4,750
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	373,678	450,929
Less valuation allowance	(373,678)	(450,929)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $958,398 as of February 28, 2011.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,
2012	$489,544
2013	$52,840
2020	$49,976
2021	$24,116
2022	$67,855
2023	$73,401
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2011.

7. Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.   None of the options have been exercised as of February 28, 2011.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering, and were issued to such investor on June 2, 2010.

8. Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2011, the Company was not aware of any pending or threatening litigation.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced antineoplaston products to treat approximately 35 to 40 patients during the year ended February 28, 2011 and 40 to 50 patients during the year ended February 28, 2010.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 83% of the chemicals used in producing antineoplastons from one supplier during the year ended February 28, 2011 and 89% during the year ended February 28, 2010.  The Company has established additional vendors to supply these chemicals should there be a loss of this supplier.