Form 10-Q
period 2011-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2011-07-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2010, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.    Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	May 31,	February 28,
	2011	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$16,026	$17,476
TOTAL CURRENT ASSETS	16,026	17,476

Property and equipment, net of accumulated depreciation of $18,472 and $18,295 at May 31, 2011 and February 28, 2011, respectively	3,943	4,120

TOTAL ASSETS	$19,969	$21,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$26,258	$39,223
Accrued liabilities	65,628	33,628
CURRENT AND TOTAL LIABILITIES	91,886	72,851

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,448,444 issued and outstanding, at May 31, 2011 and February 28, 2011, respectively	131,449	131,449
Additional paid-in capital	95,740,952	94,260,707
Retained deficit	(95,944,318)	(94,443,411)

TOTAL STOCKHOLDERS’ DEFICIT	(71,917)	(51,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,969	$21,596

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	May 31,
	2011	2010
Operating expenses
Research and development	$1,434,654	$1,298,385
General and administrative	66,076	76,755
Depreciation	177	183
Total operating expenses	1,500,907	1,375,323

Net loss before provision for income tax	(1,500,907)	(1,375,323)

Provision for income tax	—	—

NET LOSS	$(1,500,907)	$(1,375,323)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,388,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2011

(UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2011	131,448,444	$131,449	$94,260,707	$(94,443,411)	$(51,255)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	106,390	—	106,390

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,373,855	—	1,373,855

Net loss	—	—	—	(1,500,907)	(1,500,907)

Balance May 31, 2011	131,448,444	$131,449	$95,740,952	$(95,944,318)	$(71,917)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,500,907)	$(1,375,323)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	177	183
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,373,855	1,230,650
Changes in operating assets and liabilities
Accounts payable	(12,965)	(19,406)
Accrued liabilities	32,000	35,365

NET CASH USED BY OPERATING ACTIVITIES	(107,840)	(128,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	106,390	130,701

NET CASH PROVIDED BY FINANCING ACTIVTIES	106,390	130,701

NET INCREASE (DECREASE) IN CASH	(1,450)	2,170

CASH AT BEGINNING OF PERIOD	17,476	18,122

CASH AT END OF PERIOD	$16,026	$20,292

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2011 and February 28, 2011, results of operations for the three months ended May 31, 2011 and 2010, and cash flows for the three months ended May 31, 2011 and 2010.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011.

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

NOTE C.      STOCK OPTIONS

At May 31, 2011, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996 the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2011.

The Company follows the fair value recognition provisions of FASB ASC 718 “Compensation — Stock Compensation.” Under this method, compensation cost for all share-based payments is based on the grant-date fair value and amortized to expense over the requisite service period, generally the vesting period.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Due to this fact, there was no effect on net loss and loss per share.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE D.      INCOME TAXES

The Company follows the provisions of FASB ASC 740-10 “Accounting for Uncertainty in Income Taxes.”  The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2010, 2009, and 2008 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2011 and 2010, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2011	2010

Expected income tax benefit	$(510,308)	$(467,610)
Effect of expenses deducted directly by Dr. Burzynski	510,308	467,610
Nondeductible expenses and other adjustments	7,026	4,751
Change in valuation allowance	(7,026)	(4,751)
State tax	—	—

Income tax expense	$—	$—

At May 31, 2011, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $380,704.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided.  At May 31, 2011, the Company had net operating loss carryforwards available to offset future income in the amount of $979,036, which may be carried forward and will expire if not used between 2012 and 2032 in varying amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2011, and the results of operations comparing the three months ended May 31, 2011 and 2010.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2011.

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

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas (DBSG).  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  On February 1, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“ResearchPoint”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma.  ResearchPoint is currently conducting a feasibility assessment.  ResearchPoint has secured interest and commitments from a number of sites selected.  Upon completion of this assessment, a randomized, international phase III study will commence.  The study’s objective is to compare overall survival of children with newly-diagnosed DBSG who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

Results of Operations

Three Months Ended May 31, 2011 Compared to Three Months Ended May 31, 2010

Research and development costs were approximately $1,435,000 and $1,298,000 for the three months ended May 31, 2011 and 2010, respectively.  The increase of $137,000 or 11% was due to increases in material costs of $147,000 and consulting and quality control costs of $1,000, offset by decreases in personnel cost of $1,000, facility and equipment costs of $4,000, and other research and development costs of $6,000.

General and administrative expenses were approximately $66,000 and $77,000 for the three months ended May 31, 2011 and 2010, respectively.  The decrease of $11,000 or 14% was due to decreases in legal and professional fees of $9,000, and other general and administrative expenses of $2,000.

The Company had net losses of approximately $1,501,000 and $1,375,000 for the three months ended May 31, 2011 and 2010, respectively.  The increase in the net loss from 2010 to 2011 is primarily due to the overall increase in research and development costs, offset by an overall decrease in general and administrative expenses of the Company described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2012.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4,000,000 during the remaining three quarters of the fiscal year ending February 28, 2012.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2011