Form 10-K
period 2012-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2012-05-29
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23425

BURZYNSKI RESEARCH INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0136810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9432 Katy Freeway
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 30, 2011, the aggregate market value of the Common Stock held by non-affiliates was approximately $4,471,802, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2012, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None.

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 29, 2012

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

PART I

ITEM 1.                                                BUSINESS

General

Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.” The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world. In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico. In 2004, the FDA approved the designation of Antineoplastons as an “orphan drug” under the Orphan Drug Act of 1983. See “Orphan Drug Designation” below for a detailed description of this designation and its meaning. The Company currently provides Antineoplastons solely for use by Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

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

Orphan Drug Designation

On September 3, 2004, the FDA granted the Company’s request for “orphan drug designation” (“ODD”) for the Company’s Antineoplastons (A10 & AS2-1 Antineoplaston) for treatment for patients with brain stem glioma and, on October 30, 2008, the FDA granted the Company’s request for ODD for Antineoplastons (A10 and AS2-1 Antineoplaston) for the treatment of gliomas. In enacting the Orphan Drug Act of 1983, Congress sought to provide incentives to promote the development of drugs for the treatment of rare diseases. A drug may be considered for orphan drug designation if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or, even if the drug treats a disease affecting more than 200,000 people in the United States, the drug is not expected to be profitable from sales in the United States. Subject to applicable laws and regulations, the first sponsor to obtain FDA marketing approval for a drug with orphan drug designation for the designated disease or condition receives limited marketing exclusivity for seven years; no other sponsor may bring to market the “same drug” for the treatment of the same disease or condition for a period of seven years from the date the application is approved by the FDA. A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation.

Please see “Government Regulation” for a description of the regulatory approval process with the FDA and other regulatory agencies.

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

The Company currently sponsors one ongoing Phase II clinical trial that is open for enrollment, which is conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations.

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

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials. Several types of controls are acceptable to the FDA. One of these is a “Historic Control.” Under a Historic Control if the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease who have not had medical intervention. For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death. If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug.

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

Where tumor size is used as the Milestone, each clinical trial protocol that is open for enrollment describes a “complete response” as a complete disappearance of all tumors with no reoccurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-06, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-21, BT-22 and BT-23. “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks.

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

Certain prospective protocols which have reached a Milestone as of May 1, 2012:

•        Protocol BT-06, involving the study of Antineoplastons A10 and AS2-1 in children with high grade glioma.

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

•        Protocol BT-10, involving the study of Antineoplastons A10 and AS2-1 in children with brain tumors.

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

•        Protocol BT-22, involving a study of Antineoplastons A10 and AS2-1 in children with primary malignant brain tumors.

•        Protocol BT-23, involving a study of Antineoplastons A10 and AS2-1 in children with visual pathway glioma.

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of May 1, 2012).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-06	19	11	1	9.1%	3	27.3%	3	27.3%	4	36.4%
BT-07	40	24	2	8.3%	1	4.2%	3	12.5%	18	75.0%
BT-08	19	14	4	28.6%	0	0.0%	6	42.9%	4	28.6%
BT-09	40	28	4	14.3%	5	17.9%	13	46.4%	6	21.4%
BT-10	30	22	3	13.6%	1	4.5%	7	31.8%	11	50.0%
BT-11	40	28	5	17.9%	4	14.3%	12	42.9%	7	25.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	17	14	6	42.9%	1	7.1%	5	35.7%	2	14.3%
BT-15	27	20	3	15.0%	2	10.0%	9	45.0%	6	30.0%
BT-18	20	13	3	23.1%	1	7.7%	3	23.1%	6	46.2%
BT-20	40	22	1	4.5%	1	4.5%	12	54.5%	8	36.4%
BT-21	40	23	2	8.7%	2	8.7%	9	39.1%	10	43.5%
BT-22	40	24	1	4.2%	3	12.5%	9	37.5%	11	45.8%
BT-23	16	12	3	25%	2	16.7%	6	50.0%	1	8.3%

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

Open for Enrollment Phase II Clinical Trials

The following table sets forth the title of each active Protocol and the number of persons currently enrolled in each study. All of the following trials are Phase II studies and, except as otherwise indicated, are of Antineoplastons A10 and AS2-1 in patients with the conditions listed. For purposes of this table, active means that the study is still under open enrollment. In addition, all of the studies listed have a maximum of 40 patients who may ultimately participate in the study. The information in this table is updated as of May 1, 2012.

Title of Protocol	Subject of Protocol	Number of Persons Enrolled
BT-10	Children with Brain Tumors	30

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

On February 23, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“Research Point”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. Research Point has secured interest and commitments from a number of sites selected. Upon completion of this assessment, a randomized, international Phase III study will commence. The study’s objective is to compare overall survival of children with newly-diagnosed, diffuse, intrinsic brainstem glioma (DBSG) who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

Government Regulation

The FDA imposes substantial requirements upon, and conditions precedent to, the introduction of therapeutic drug products to the marketplace.  Seeking marketing authorization for a new drug is a lengthy, complex, and costly process.  To seek FDA approval for Antineoplastons, we must first complete extensive preclinical and clinical research, and submit data from this research and supporting information to the FDA to demonstrate that the use of Antineoplastons for the indication sought meets the statutory standards for safety and effectiveness, manufacturing and controls, and labeling.

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

The focal point of the IND is on the general investigational plan and the protocols for specific human studies. The sponsor of the study is subject to numerous requirements for the proper conduct and oversight of the study, including the protection of human subjects.  The plan is carried out in three phases, and earlier phase trials are not necessarily predictive of results in later clinical trials.  Phase I includes the initial introduction of an investigational new drug into humans and may be conducted in patients or normal volunteer subjects. The studies are closely monitored to determine the metabolism and pharmacologic actions of the drug in humans, the potential side effects and, if possible, to gain early evidence on effectiveness. During Phase I testing, sufficient information about the drug is gathered to design well-controlled, scientifically valid Phase II studies. Phase II includes controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase II studies are controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase III includes expanded controlled and uncontrolled trials and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies usually include anywhere from several hundred to several thousand subjects.

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

Assuming successful completion of the clinical studies, the results of the studies, together with other detailed information, including, among other information, details concerning the manufacture and composition of the drug, proposed labeling, environmental impact and the scientific rationale for the drug, its intended use and the potential benefits of the drug product, are submitted to the FDA in the form of an NDA requesting approval to market the drug. If the FDA finds the NDA submission and the manufacturing process to be acceptable and to meet the criteria for approval, the FDA will issue an approval letter.  If the FDA determines that an NDA cannot be approved as submitted, it will send the applicant a “Complete Response” letter to indicate that the review cycle for an application is complete and that the application is not ready for approval, and describing specific deficiencies. In addition to the postmarketing requirements that apply to all marketed drugs, FDA may impose, as a condition of approval, postmarketing requirements such as postmarketing study commitments, or other limitations or restrictions.  Product approvals may be withdrawn by FDA, following notice of opportunity for a hearing, if problems concerning safety or efficacy of a drug or the sponsor’s compliance with regulatory requirements.

The Company’s use of Milestones to predict the benefits of Antineoplastons is relevant to the FDA approval process. If surrogate endpoints are used, for regular approval (i.e., the longstanding FDA route of drug approval based on the demonstration of clinical benefit) an applicant must show direct evidence of clinical benefit or improvement in an established surrogate for clinical benefit. For “accelerated approval,” a process potentially available for pharmaceutical agents that treat serious or life-threatening disease and conditions, surrogate endpoints must be reasonably likely to predict clinical benefit. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. The Company cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of its products. Adequacy as a surrogate endpoint for regular or accelerated approval is highly dependent upon a variety of factors including effect size, effect duration, and benefits of other available therapy.

A drug’s approval under the accelerated approval regulations is conditioned on the conduct of postapproval clinical studies to verify and describe the actual clinical benefit. Further, the FDA may also impose post-marketing restrictions to assure safe use of a drug product that was subject to accelerated approval.  For drugs approved under FDA’s accelerated procedures, the FDA may withdraw approval of the drug on an expedited basis if the applicant fails to perform the required postmarketing study with due diligence, use of the drugs demonstrates that post-marketing restrictions are inadequate to assure safe use of the drug, the applicant fails to adhere to the post-marketing restrictions agreed upon, the promotional materials are false or misleading, or other evidence demonstrates that the drug is not shown to be safe or effective under its conditions of use.

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

Please see “Orphan Drug Designation” for a description of the FDA’s orphan drug designation under the Orphan Drug Act of 1983 as it applies to the Company’s Antineoplastons.

Even if the regulatory approvals for the Company’s products are obtained, its products and its manufacturing facility are subject to ongoing compliance obligations.. The FDA will require post-marketing monitoring and reporting related to the safety of the Company’s products. The Company’s drug manufacturing facility, and the facility of any third-party contracted to manufacture the products, must comply with the FDA’s current good manufacturing practice (GMP) regulations, which are strictly enforced. Manufacturing facilities will be subject to periodic inspection by FDA. Full technical compliance requires manufacturers to expend funds, time and effort in the area of production and quality control. In addition, discovery of problems with a product after approval or failure to comply with applicable FDA or other applicable regulatory requirements may result in enforcement actions and restrictions on a product, manufacturer, or holder of an approved NDA, including restrictions on the product, manufacturer or facility, including warning letters, suspension of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. New government requirements may be established that could delay or prevent regulatory approval of the Company’s products under development or impose additional compliance obligations before or after approval.

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company has historically spent approximately $40,000 per year on environmental compliance matters.  For the year ended February 29, 2012, the Company spent approximately $66,000 on environmental compliance matters due to increased production of Antineoplastons.  The Company expects to spend approximately $5,000 for repairs and upgrades during the fiscal year ending February 28, 2013.

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

Total research and development costs for the fiscal years ended February 29, 2012 and February 28, 2011 were approximately $6,926,000 and $4,780,000, respectively.

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

Employees

As of May 1, 2012, the Company had three employees, all of whom were full-time employees.  None of the Company’s employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

ITEM 2.                                  PROPERTIES

The Company does not own or invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

The Company conducts its business in premises owned by Dr. Burzynski and his wife, Dr. Barbara Burzynski (the “Burzynskis”). Pursuant to arrangements with the Burzynskis (see “Certain Relationships and Related Transactions, and Director Independence—Research Funding Arrangements”), the Company occupies (i) 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes and (ii) 540 square feet at 9432 Katy Freeway, Houston, Texas for its executive offices. Management of the Company believes that each of these properties is adequately covered by insurance.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2011
First Quarter	$0.22	$0.11
Second Quarter	0.17	0.08
Third Quarter	0.15	0.08
Fourth Quarter	0.15	0.11

Fiscal year ended February 29, 2012
First Quarter	$0.15	$0.08
Second Quarter	0.19	0.05
Third Quarter	0.42	0.12
Fourth Quarter	0.28	0.22

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering, and were issued to such investor on June 2, 2010.

As of May 1, 2012, there were approximately 2,000 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                                  SELECTED FINANCIAL DATA

None.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 29, 2012 and February 28, 2011 and the results of operations for the fiscal years ended February 29, 2012 and February 28, 2011. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results Of Operations

Fiscal Year Ended February 29, 2012 Compared to Fiscal Year Ended February 28, 2011

Research and development costs were approximately $6,926,000 and $4,780,000 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.  The increase of $2,146,000 or 45% was due to an increase in personnel cost of $93,000, an increase in material costs of $1,778,000, an increase in facility and equipment costs of $130,000, an increase in consulting and quality control costs of $142,000,  and an increase in other research and development costs of $2,000.

General and administrative expenses were approximately $231,000 and $250,000 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.  The decrease of $19,000 or 8% was due to a decrease in legal and professional fees of $17,000 and a decrease in other general and administrative expenses of $2,000.

The Company had net losses of approximately $7,158,000 and $5,031,000 for the fiscal years ended February 29, 2012 and February 28, 2011, respectively.  The increase in the net loss from 2011 to 2012  was primarily due to an overall increase in research and development costs offset by an overall decrease in general and administrative expenses of the Company described above.  As of February 29, 2012, the Company had a total stockholders’ deficit of approximately $(41,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2013, which extended term is also automatically renewable for an additional one-year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $5.0 million in the fiscal year ending February 28, 2013. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2013. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 26 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

ITEM 9A.                         CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 29, 2012, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.                         OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	69	Director and President
Barbara Burzynski, M.D.	71	Director
Michael H. Driscoll, J.D.	66	Director
Carlton Hazlewood, Ph.D.	76	Director
Gregory S. Burzynski, M.D.	32	Director
Patryk P. Goscianski, M.B.A.	34	Treasurer and Secretary
Tomasz Janicki, M.D.	46	Vice President of Clinical Trials

STANISLAW R. BURZYNSKI, M.D., PH.D., has been the President and Chairman of the Board of Directors of the Company since its inception in 1984. He also served as the Company’s Secretary and Treasurer until March 1, 2012. Dr. Burzynski is a physician in private practice in Houston, Texas specializing in the treatment of cancer. Dr. Burzynski is the husband of Barbara Burzynski, M.D. and father of Gregory S. Burzynski, who are each directors of the Company.

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of over 300 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 243 patents covering 42 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

GREGORY S. BURZYNSKI, M.D. has been a Director of the Company since 2011.  Dr. Gregory Burzynski is a licensed medical doctor who has worked at the Burzynski Clinic in Houston, Texas since July 2010.  After Dr. Gregory Burzynski graduated from Jagiellonian University Medical College in 2007, he was accepted in the internal medicine residency program of the University of Texas Southwestern Medical Center in Austin, Texas.  He is currently the Vice President of the Burzynski Clinic.  In addition, Dr. Gregory Burzynski is board certified in internal medicine and has been involved in co-authoring numerous publications regarding Antineoplastons.

PATRYK P. GOSCIANSKI, M.B.A. was appointed as the Treasurer and the Secretary of the Company on March 1, 2012. Mr. Goscianski currently works at Burzynski Clinic.  Mr. Goscianski joined Burzynski Clinic in Houston, TX in 2011 and holds the positions of Director of Finance and Director of Administration, where he oversees the external financial reporting for Burzynski Clinic as well as manages various other accounting, finance and administrative functions. In the past few years, Mr. Goscianski has worked for a variety of companies in areas of finance and business consulting. Mr. Goscianski holds a Bachelor of Business Administration degree from Texas State University and a Masters of Business Administration degree from the University of North Alabama.

TOMASZ JANICKI, M.D. was appointed as the Vice President of Clinical Trials of the Company on March 1, 2012.  Dr. Janicki currently works at Burzynski Clinic. Dr. Janicki joined Burzynski Clinic in 1997 as Research Associate and has served as Director of Medical Documentation at Burzynski Clinic since 2002.  Dr. Janicki has been involved in the administrative oversight of the Research Department at Burzynski Clinic, and has co-authored 43 publications and presentations for the advancement and acceleration of research and clinical trials at Burzynski Clinic. Dr. Janicki received his M.D. degree from Medical University in Wroclaw, Poland. Dr. Janicki is the son-in-law of Dr. Stanislaw Burzynski.

Audit Committee Financial Expert

The Company has not established an Audit Committee. Therefore, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 29, 2012 and Form 5 and amendments thereto furnished to the Company with respect to such period, except as set forth below, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.  A Form 3 was not filed for Gregory S. Burzynski, Patryk P. Goscianski and Tomasz Janicki during the fiscal year ended February 29, 2012; instead, a Form 5 was filed with the Securities and Exchange Commission on April 12, 2012 for each such individual.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President and Chairman of the Board of Directors (1)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A., Treasurer and Secretary (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice President of Clinical Trials (3)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)                                 In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

(2)                                 Mr. Goscianski is not currently compensated by the Company for his services.

(3)                                 Dr. Janicki is not currently compensated by the Company for his services.

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2012, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Michael H. Driscoll	125,000		*
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912		*
All Current Directors and Executive Officers as a group (7 persons)	106,605,102		81.1%

*Less than one percent.

(1)Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2012. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dr. Burzynski is the President and Chairman of the Board of the Company, as well as the beneficial owner of 80.9% of the Company’s outstanding Common Stock. Since 1983, Dr. Burzynski has personally funded and supported the Company’s operations out of funds generated from his medical practice pursuant to various agreements with the Company.

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

Research Funding Arrangements

Effective March 1, 1997, the Company entered into the Research Funding Agreement with Dr. Burzynski and terminated all of the prior funding agreements between the Company and Dr. Burzynski. Pursuant to the Research Funding Agreement:

•The Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and other diseases. The Company will hire such personnel as is required to fulfill its obligations under the agreement;

•Dr. Burzynski agreed to fund in its entirety all basic research which the Company undertakes in connection with the development of other Antineoplastons or refinements to existing Antineoplastons for the treatment of cancer and other diseases;

•Dr. Burzynski agreed to pay the expenses to conduct the clinical trials for the Company;

•Dr. Burzynski agreed to provide the Company such laboratory, research space and office space as the Company needs at no charge to the Company;

•The parties agreed that Dr. Burzynski may fulfill his obligations in part by providing such administrative staff as is necessary for the Company to manage its business, at no cost to the Company;

•Dr. Burzynski agreed to pay the full amount of the monthly and annual budget of expenses for the operation of the Company, together with such other unanticipated but necessary expenses which the Company incurs. Payments from Dr. Burzynski to the Company of the monthly budget shall be made in two equal installments on the first and fifteenth of each month;

•In the event the research described in the agreement results in the approval of any additional patents, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as provided by the License Agreement;

•Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns, so long as such use is not in conflict with the Company’s use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials;

•The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

•Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity); and

•The net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2013, which extended term is also automatically renewable for an additional one-year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 29, 2012 and February 28, 2011, respectively:

	2012	2011

Audit Fees	$43,000	$43,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$43,000	$43,000

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2012 or 2011.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2012 or 2011.

All Other Fees were for services other than the services reported above.  There were no Other Fees incurred in fiscal years 2012 or 2011.

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

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

31.2	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).

EXHIBIT NO.	EXHIBIT NAME

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski, President
and Chairman of the
Board of Directors

Date:  May 29, 2012

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2012
President and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2012
Director

/s/ Michael H. Driscoll
Michael H. Driscoll	Date: May 29, 2012
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2012
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.
Director	Date: May 29, 2012

/s/ Patryk P. Goscianski
Patryk P. Goscianski, M.B.A.
Treasurer and Secretary	Date: May 29, 2012

/s/ Tomasz Janicki
Tomasz Janicki, M.D.
Vice President of Clinical Trials	Date: May 29, 2012

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 29, 2012 and February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

May 29, 2012
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

For the Years Ended February 29, 2012 and February 28, 2011

	2012	2011
ASSETS
Current assets

Cash and cash equivalents	$17,297	$17,476

Total current assets	17,297	17,476

Property and equipment, net of accumulated depreciation	3,419	4,120

Total assets	$20,716	$21,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$12,265	$39,223
Accrued liabilities	49,699	33,628

Total current liabilities	61,964	72,851

Total liabilities	61,964	72,851

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 29, 2012 and February 28, 2011	131,449	131,449
Additional paid-in capital	101,428,376	94,260,707
Retained deficit	(101,601,073)	(94,443,411)

Total stockholders’ deficit	(41,248)	(51,255)

Total liabilities and stockholders’ deficit	$20,716	$21,596

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2012 and February 28, 2011

	2012	2011

Operating expenses
Research and development	$6,925,519	$4,780,072
General and administrative	231,442	250,434
Depreciation	701	736

Total operating expenses	7,157,662	5,031,242

Operating loss before other income	(7,157,662)	(5,031,242)

Other income	—	—

Loss before provision for income tax	(7,157,662)	(5,031,242)

Income tax expense	—	—

Net loss	$(7,157,662)	$(5,031,242)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,443,156

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 29, 2012 and February 28, 2011

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2010	131,388,444	$131,389	$89,232,302	$(89,412,169)	$(48,478)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	505,110	—	505,110

Shares issued (60,000) for services rendered pursuant to prior year obligation	60,000	60	(60)	—	—

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	4,523,355	—	4,523,355

Net loss	—	—	—	(5,031,242)	(5,031,242)

Balance February 28, 2011	131,448,444	131,449	94,260,707	(94,443,411)	(51,255)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	503,885	—	503,885

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	6,663,784	—	6,663,784

Net loss	—	—	—	(7,157,662)	(7,157,662)

Balance February 29, 2012	131,448,444	$131,449	$101,428,376	$(101,601,073)	$(41,248)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2012 and February 28, 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,157,662)	$(5,031,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	701	736
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	6,663,784	4,523,355
Change in operating assets and liabilities
Accounts payable	(26,958)	(2,548)
Accrued liabilities	16,071	3,943

NET CASH USED IN OPERATING ACTIVITIES	(504,064)	(505,756)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	503,885	505,110

NET CASH PROVIDED BY FINANCING ACTIVITIES	503,885	505,110

NET DECREASE IN CASH	(179)	(646)

CASH AT BEGINNING OF YEAR	17,476	18,122

CASH AT END OF YEAR	$17,297	$17,476

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of 80.9% of the outstanding common stock of the Company, and also is the inventor and original patent holder of certain drug products knows as “antineoplastons,” which he has licensed to the Company.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 29, 2012, the Company had a working capital deficit of approximately $45,000 and accumulated deficit of approximately $101,601,000.  For the years ended February 29, 2012 and February 28, 2011 the Company incurred losses of approximately $7,158,000 and $5,031,000, respectively.

Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

The Company is economically dependent on its funding from Dr. Burzynski through his medical practice.  Management estimates that approximately one-tenth of Dr. Burzynski’s patients are admitted and treated as part of the clinical trial programs which the FDA regulates.  The FDA imposes numerous regulations and requirements regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure, and transition. For the years ended February 29, 2012 and February 28, 2011, no uncertain tax positions were identified.

Loss Per Common Share

Basic and diluted loss per common share information for all periods is presented under the requirements of FASB ASC 260 “Earnings per Share.”  Basic loss per common share has been computed using the weighted average number of common shares outstanding during the period.  Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their inclusion would be antidilutive.

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which have alternative uses, is capitalized.

Fair Value of Financial Instruments

The carrying value of cash and accounts payables approximates fair value due to the short term maturity of these instruments.  None of the financial instruments are held for trading purposes.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  The significant estimates are the allocation of payroll and other expenses between the clinical trial expenses reported with Burzynski Research Institute, Inc. and Dr. Burzynski’s medical practice expenses.  Department managers review at least quarterly the duties of each employee in their department and estimate the percentage of time each employee spends between clinical trials and the medical practice.  Payroll costs are allocated between clinical trials and the medical practice based on these percentages.  Other expenses are allocated based on the percentage of payroll allocated to either clinical trials or the medical practice.  Management believes that the estimates and allocations are reasonable.  Actual results could differ from these estimates.

Stock Options

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation — Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee officers based on estimated fair values as of the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements.  Thus, there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 718 in any of the periods presented.

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

Research Funding Agreement

Effective March 1, 1997, Dr. Burzynski restructured his funding arrangement with the Company and entered into a Research Funding Agreement.  Under this agreement the two parties agreed to the following:

1.                                       The Company agrees to undertake all scientific research in connection with the development of new or improved antineoplastons for the treatment of cancer.  The Company will hire such personnel as is required to fulfill its obligations under the agreement.

2.                                       Dr. Burzynski agrees to fund in its entirety all basic research, which the Company undertakes in connection with the development of other antineoplastons or refinements to existing antineoplastons for the treatment of cancer.

3.                                       As FDA approval of antineoplastons will benefit both parties, Dr. Burzynski agrees to pay the expenses to conduct the clinical trials for the Company.

4.                                       Dr. Burzynski agrees to provide the Company such laboratory and research space as the Company needs at the Trinity Drive facility in Stafford, Texas, and such office space as is necessary at Trinity Drive and at his medical facility.

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

7.                                       The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

a.                                       Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment) solely necessary to engage in such other research and development activity, and

b.                                       The net proceeds of any stock offering or private placement, which the Company receives during the term of the engagement up to a maximum of $1,000,000 in a given Company fiscal year.

8.                                      Effective March 1, 2012, the term of the Research Funding Agreement was extended to February 28, 2013, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

Royalty Agreement

The Company entered into a royalty agreement with Dr. Burzynski whereby upon receiving FDA approval for interstate marketing and distribution, the Company agrees to pay Dr. Burzynski a royalty interest equivalent to 10% of the Company’s gross income, which royalty interest shall include gross receipts from all future sales, distributions and manufacture of antineoplastons.  Dr. Burzynski will have the right to either produce antineoplaston products for use in his medical practice to treat up to 1,000 patients without paying any fees to the Company, or purchase from the Company antineoplaston products for use in his medical practice to treat up to 1,000 patients at a price of the Company’s cost to produce the antineoplaston products plus 10%.  Dr. Burzynski will also have the right to either lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price.  The Company will also have the right to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at arms-length terms and rates competitive with those available in the market at that time, provided that Dr. Burzynski does not need the facility for his use.

The term of this agreement is indefinite and will continue until such time as both parties agree it is not in their mutual interest to continue.

Other Related Party Transactions

Dr. Burzynski owns the production facility located at Trinity Drive.  There is no formal lease agreement between Dr. Burzynski and the Company; however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building.  In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use.  The actual facility costs are included in the financial statements as set forth in Note 5.  In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows the Company the use of some office space.   Since May of 2000, Dr. Burzynski’s entire salary is paid through his medical practice and he is not compensated directly by the Company for his services.

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 29, 2012 and February 28, 2011, respectively.

	2012	2011

Capital contributed	$503,885	$505,110
Clinical trial costs paid direct	$6,663,784	$4,523,355

3. Property and Equipment:

Property and equipment consists of the following as of February 29, 2012 and February 28, 2011, respectively:

	Estimated
	Useful Lives	2012	2011

Furniture and equipment	5 - 10 years	$22,415	$22,415

Total property and equipment		22,415	22,415

Accumulated depreciation		(18,996)	(18,295)

		$3,419	$4,120

Depreciation expense for the years ended February 29, 2012 and February 28, 2011 was $701 and $736, respectively.

4. Employee Benefits:

The employees of the Company and SRB participate in a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Employees pay pre-tax premiums from $105 to $430 per month depending upon the insurance coverage selected by the employee.  Employees can select from two coverage plans, both of which have a $500 deductible, and varying out-of-pocket maximums.

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $342,035 for 2012 and $294,319 for 2011, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $483 and $478 for the years ended February 29, 2012 and February 28, 2011, respectively.

5. Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to four years.  Rent expense incurred under these leases was $164,894 and $91,392 for the years ended February 29, 2012 and February 28, 2011, respectively.  Future minimum lease payments for the four years subsequent to February 29, 2012 are as follows:

2013	$122,808
2014	32,453
2015	17,268
2016	14,390

$186,919

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.   Rent expense totaled $263,922 and $252,604 for 2012 and 2011, respectively.

6. Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 29, 2012 and February 28, 2011 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2012	2011

Expected benefit	$(2,433,605)	$(1,710,622)
Effect of expenses deducted directly by Dr. Burzynski	2,433,605	1,710,622
Other adjustments	165,068	77,251
Change in valuation allowance	(165,068)	(77,251)

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 29, 2012 and February 28, 2011 are as follows:

	2012	2011
Deferred tax assets:

Net operating loss carryforwards	$159,410	$325,855
Excess book (tax) depreciation	(641)	(672)
Accrued expenses	7,238	5,892
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	208,610	373,678
Less valuation allowance	(208,610)	(373,678)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $468,854 as of February 29, 2012.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2013	$52,840
2020	$49,976
2021	$24,116
2022	$67,855
2023	$73,401
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 29, 2012.

7. Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.   None of the options have been exercised as of February 29, 2012.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

8. Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 29, 2012 the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced antineoplaston products to treat approximately 90 patients during the year ended February 29, 2012 and 35 to 40 patients during the year ended February 28, 2011.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 89% of the chemicals used in producing antineoplastons from one supplier during the year ended February 29, 2012 and 83% during the year ended February 28, 2011.  The Company has established additional vendors to supply these chemicals should there be a loss of this supplier.