Form 10-Q
period 2012-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2012-07-16
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2012, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.         Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	May 31,	February 29,
	2012	2012
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$14,949	$17,297
TOTAL CURRENT ASSETS	14,949	17,297

Property and equipment, net of accumulated depreciation of $19,167 and $18,996 at May 31, 2012 and February 29, 2012, respectively	3,248	3,419

TOTAL ASSETS	$18,197	$20,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$55,348	$12,265
Accrued liabilities	80,554	49,699
CURRENT AND TOTAL LIABILITIES	135,902	61,964

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,448,444 issued and outstanding, at May 31, 2012 and February 29, 2012, respectively	131,449	131,449
Additional paid-in capital	103,031,946	101,428,376
Retained deficit	(103,281,100)	(101,601,073)

TOTAL STOCKHOLDERS’ DEFICIT	(117,705)	(41,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,197	$20,716

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2012	2011
Operating expenses
Research and development	$1,538,440	$1,434,654
General and administrative	141,516	66,076
Depreciation	171	177
Total operating expenses	1,680,127	1,500,907

Other income	100	—

Net loss before provision for income tax	(1,680,027)	(1,500,907)

Provision for income tax	—	—

NET LOSS	$(1,680,027)	$(1,500,907)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2012

(UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 29, 2012	131,448,444	$131,449	$101,428,376	$(101,601,073)	$(41,248)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	136,558	—	136,558

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,467,012	—	1,467,012

Net loss	—	—	—	(1,680,027)	(1,680,027)

Balance May 31, 2012	131,448,444	$131,449	$103,031,946	$(103,281,100)	$(117,705)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,680,027)	$(1,500,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	177
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,467,012	1,373,855
Changes in operating assets and liabilities
Accounts payable	43,083	(12,965)
Accrued liabilities	30,855	32,000

NET CASH USED IN OPERATING ACTIVITIES	(138,906)	(107,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	136,558	106,390

NET CASH PROVIDED BY FINANCING ACTIVTIES	136,558	106,390

NET DECREASE IN CASH	(2,348)	(1,450)

CASH AT BEGINNING OF PERIOD	17,297	17,476

CASH AT END OF PERIOD	$14,949	$16,026

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.                          BASIS OF PRESENTATION

The financial statements of Burzynski Research Institute, Inc., a Delaware corporation (the “Company”), include expenses incurred directly by S.R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) within his medical practice, related to the conduct of U.S. Food and Drug Administration (“FDA”) approved clinical trials for Antineoplaston drugs used in the treatment of cancer.  These expenses have been reported as research and development costs and as additional paid-in capital.  Cash contributions received from Dr. Burzynski, which are used to fund general operating expenses, have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of 80.9% of the outstanding stock of the Company, and also is the inventor and original patent holder of certain drug products known as “Antineoplastons,” which he has licensed to the Company.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2012 and February 29, 2012, results of operations for the three months ended May 31, 2012 and 2011, and cash flows for the three months ended May 31, 2012 and 2011.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012.

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

NOTE C.                          STOCK OPTIONS

At May 31, 2012, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2012.

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718, “Compensation — Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee officers based on estimated fair values as of the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements. Thus, there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 718 in any of the periods presented.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS - continued

NOTE D.                          INCOME TAXES

The Company follows the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”.  The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2010, 2009, and 2008 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2012 and 2011, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2012	2011

Expected income tax benefit	$(571,209)	$(510,308)
Effect of expenses deducted directly by Dr. Burzynski	571,209	510,308
Nondeductible expenses and other adjustments	(25,982)	7,026
Change in valuation allowance	25,982	(7,026)
State tax	—	—

Income tax expense	$—	$—

At May 31, 2012, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $182,628.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided.  At May 31, 2012, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $392,415, which may be carried forward and will expire if not used between 2013 and 2033 in varying amounts.

NOTE E.                          SUBSEQUENT EVENTS

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. Through the date of this report, none of the aforementioned warrants have been exercised.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2012, and the results of operations comparing the three months ended May 31, 2012 and 2011.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 29, 2012.

Introduction

The Company was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.”  The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting Phase II clinical trials of Antineoplastons relating to the treatment of cancer.  The Company has generated no significant revenue since its inception, and does not expect to generate any operating revenues until such time, if any, as Antineoplastons are approved for use and sale by the FDA.  The Company’s sole source of funding is S.R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”), the Company’s President and Chairman of the Board of Directors.  Dr. Burzynski funds the Company’s operations from his medical practice pursuant to certain agreements between Dr. Burzynski and the Company.  Funds received by the Company from Dr. Burzynski are reported as additional paid-in capital to the Company.

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

On September 3, 2004, the FDA granted the Company’s request for “orphan drug designation” (“ODD”) for the Company’s Antineoplastons (A10 & AS2-1 Antineoplaston) for treatment of patients with brain stem glioma and, on October 30, 2008, the FDA granted the Company’s request for ODD for Antineoplastons (A10 and AS2-1 Antineoplaston) for the treatment of gliomas.

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

Results of Operations

Three Months Ended May 31, 2012 Compared to Three Months Ended May 31, 2011

Research and development costs were approximately $1,538,000 and $1,435,000 for the three months ended May 31, 2012 and 2011, respectively.  The increase of $103,000 or 7% was due to increases in personnel costs of $145,000, consulting and quality control costs of $39,000 and other research and developments costs of $8,000, offset by decreases in material costs of $83,000 and facility and equipment costs of $6,000.

General and administrative expenses were approximately $142,000 and $66,000 for the three months ended May 31, 2012 and 2011, respectively.  The increase of $76,000 or 115% was due to increases in legal and professional fees of $77,000 offset by a decrease in other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,680,000 and $1,501,000 for the three months ended May 31, 2012 and 2011, respectively.  The increase in the net loss from 2011 to 2012 is primarily due to an overall increase in research and development costs and an increase in overall general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2013.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $5,000,000 during the remaining three quarters of the fiscal year ending February 28, 2013.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman
of the Board of Directors
(Chief Executive Officer)

Date: July 16, 2012