Form 10-Q
period 2012-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2012-10-15
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 31, 2012, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.         Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	August 31,	February 29,
	2012	2012
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$14,127	$17,297
TOTAL CURRENT ASSETS	14,127	17,297

Property and equipment, net of accumulated depreciation of $19,338 and $18,996 at August 31, 2012 and February 29, 2012, respectively	3,077	3,419

TOTAL ASSETS	$17,204	$20,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$10,578	$12,265
Accrued liabilities	34,949	49,699
CURRENT AND TOTAL LIABILITIES	45,527	61,964

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,448,444 issued and outstanding, at August 31, 2012 and February 29, 2012, respectively	131,449	131,449
Additional paid-in capital	104,915,502	101,428,376
Retained deficit	(105,075,274)	(101,601,073)

TOTAL STOCKHOLDERS’ DEFICIT	(28,323)	(41,248)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,204	$20,716

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2012	2011
Operating expenses
Research and development	$1,496,890	$1,740,742
General and administrative	297,113	44,096
Depreciation	171	177
Total operating expenses	1,794,174	1,785,015

Net loss before provision for income tax	(1,794,174)	(1,785,015)

Provision for income tax	—	—

NET LOSS	$(1,794,174)	$(1,785,015)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2012	2011
Operating expenses
Research and development	$3,035,330	$3,175,396
General and administrative	438,629	110,172
Depreciation	342	354
Total operating expenses	3,474,301	3,285,922

Other income	100	—

Net loss before provision for income tax	(3,474,201)	(3,285,922)

Provision for income tax	—	—

NET LOSS	$(3,474,201)	$(3,285,922)

Loss per share information:

Basic and diluted loss per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended August 31, 2012

(UNAUDITED)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 29, 2012	131,448,444	$131,449	$101,428,376	$(101,601,073)	$(41,248)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	424,682	—	424,682

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	2,902,548	—	2,902,548

Warrants issued for services	—	—	159,896	—	159,896

Net loss	—	—	—	(3,474,201)	(3,474,201)

Balance August 31, 2012	131,448,444	$131,449	$104,915,502	$(105,075,274)	$(28,323)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended August 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,474,201)	$(3,285,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	342	354
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,902,548	3,049,965
Warrants issued for services	159,896	—
Changes in operating assets and liabilities
Accounts payable	(1,687)	(36,006)
Accrued liabilities	(14,750)	(296)

NET CASH USED IN OPERATING ACTIVITIES	(427,852)	(271,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	424,682	276,904

NET CASH PROVIDED BY FINANCING ACTIVTIES	424,682	276,904

NET INCREASE (DECREASE) IN CASH	(3,170)	4,999

CASH AT BEGINNING OF PERIOD	17,297	17,476

CASH AT END OF PERIOD	$14,127	$22,475

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2012 and February 29, 2012, results of operations for the three and six months ended August 31, 2012 and 2011 and cash flows for the six months ended August 31, 2012 and 2011.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012.

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

NOTE C.               STOCK OPTIONS AND WARRANTS

At August 31, 2012, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of August 31, 2012.

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 718, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee officers based on estimated fair values as of the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period.

The Company accounts for share-based payments to non-employees, with guidance provided by FASB ASC 505-50, “Equity-Based Payments to Non-Employees.”

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements. Thus, there was no effect on net loss and loss per share regarding the provisions of FASB ASC 718 in any of the periods presented.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of August 31, 2012, none of the aforementioned warrants have been exercised.

NOTE D.               LOSS PER SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, “Earnings per Share.” Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three and six month periods ended August 31, 2012 and 2011, respectively, 1,600,000 and 600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE E.               INCOME TAXES

The Company follows the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes.”  The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2011, 2010, and 2009 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three and six month periods ended August 31, 2012 and 2011, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2012	2011

Expected income tax benefit	$(610,019)	$(606,905)
Effect of expenses deducted directly by Dr. Burzynski	610,019	606,905
Nondeductible expenses and other adjustments	75,953	(20,999)
Change in valuation allowance	(75,953)	20,999
State tax	—	—

Income tax expense	$—	$—

	Six Months Ended August 31,
	2012	2011

Expected income tax benefit	$(1,181,228)	$(1,117,213)
Effect of expenses deducted directly by Dr. Burzynski	1,181,228	1,117,213
Nondeductible expenses and other adjustments	49,971	(13,973)
Change in valuation allowance	(49,971)	13,973
State tax	—	—

Income tax expense	$—	$—

At August 31, 2012, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $258,581.  The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for deferred tax assets has been provided.  At August 31, 2012, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $615,789, which may be carried forward and will expire if not used between 2013 and 2033 in varying amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2012, and the results of operations comparing the three and six month periods ended August 31, 2012 and 2011.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 29, 2012.

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

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  The Company is currently conducting one FDA-approved clinical trial.  The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

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

Results of Operations

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Research and development costs were approximately $1,497,000 and $1,741,000 for the three months ended August 31, 2012 and 2011, respectively.  The decrease of $244,000 or 14% was due to decreases in material costs of $390,000, and other research and development costs of $6,000, offset by an increase in personnel costs of $160,000, consulting and quality control costs of $26,000, and facility and equipment costs of $34,000.

General and administrative expenses were approximately $297,000 and $44,000 for the three months ended August 31, 2012 and 2011, respectively.  The increase of $253,000 or 575% was due to increases in legal and professional fees of $92,000, $160,000 related to warrants issued to non-employees for marketing and consulting services, and other general and administrative expenses of $1,000.

The Company had net losses of approximately $1,794,000 and $1,785,000 for the three months ended August 31, 2012 and 2011, respectively.  The increase in the net loss from 2011 to 2012 is primarily due to the overall increase in general and administrative expenses, offset by a decrease in research and development expenses of the Company described above.

Six Months Ended August 31, 2012 Compared to Six Months Ended August 31, 2011

Research and development costs were approximately $3,035,000 and $3,175,000 for the six months ended August 31, 2012 and 2011, respectively.  The decrease of $140,000 or 4% was due to decreases in material costs of $473,000 and facility and equipment costs of $36,000, offset by an increase in personnel costs of $304,000 and consulting and quality control costs of $65,000.

General and administrative expenses were approximately $439,000 and $110,000 for the six months ended August 31, 2012 and 2011, respectively.  The increase of $329,000 or 299% was due to increases in legal and professional fees of $169,000 and $160,000 related to warrants issued to non-employees for marketing and consulting services.

The Company had net losses of approximately $3,474,000 and $3,286,000 for the six months ended August 31, 2012 and 2011, respectively.  The increase in the net loss from 2011 to 2012 is primarily due to the overall increase in general and administrative expenses, offset by a decrease in research and development expenses of the Company described above.

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

The Company estimates that it will spend approximately $3,000,000 during the remaining two quarters of the fiscal year ending February 28, 2013.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer (who is also the Company’s principal financial officer), of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive officer (who is also the Company’s principal financial officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: October 15, 2012