Form 10-K
period 2013-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2013-05-29
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 28, 2012, the aggregate market value of the Common Stock held by non-affiliates was approximately $4,471,802, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2013, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None.

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2013

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

PART I

ITEM 1.                                                BUSINESS

General

Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.” The Company believes Antineoplastons are useful in the treatment of human cancer and is currently conducting a Phase II clinical trial of Antineoplastons relating to the treatment of cancer. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world. In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico. In 2004, the FDA approved the designation of Antineoplastons as an “orphan drug” under the Orphan Drug Act of 1983. See “Orphan Drug Designation” below for a detailed description of this designation and its meaning. The Company currently provides Antineoplastons solely for use by Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

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

Antineoplastons are found in the bodily fluids of humans and food and were initially isolated by Dr. Burzynski from normal human blood and urine. Dr. Burzynski believes these substances counteract the development of cancerous growth through a biochemical process which does not inhibit the growth of normal tissues. To date, Dr. Burzynski has developed six formulations of natural Antineoplastons and six synthetic formulations of Antineoplastons. The Phase II clinical trial currently sponsored by the Company involves the use of four formulations of synthetic Antineoplastons known as A10 and AS2-1 in capsules and injections. The Company is also conducting laboratory research involving new generations of Antineoplastons A10 and AS2-1.

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

The Company currently sponsors one ongoing Phase II clinical trial that was closed for enrollment as of September 24, 2012, which is conducted pursuant to investigational new drug applications (“INDs”) filed with the FDA and approved by an Institutional Review Board (“IRB”) designated according to federal regulations.  All clinical trials are closed for enrollment by the Company as of September 24, 2012.

All clinical trials are for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions, and Director Independence.” All of the clinical trials are conducted at the Burzynski Clinic. Each trial provided for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled. Please see “—Active Phase II Clinical Trials” for a list of all of these clinical trials.

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

The protocols of the Company’s clinical trials involve a two-stage design, wherein the first stage proceeds until the Company admits 20 patients into the trial. After a specified time period, if there are zero responses by the first 20 patients, the trial will be discontinued and the drug declared to have less than desired activity. If there is at least one response, the trial will be continued until forty patients have been accrued. If the study continues, the following conclusions according to protocols based on 40 patients can be made: If there are three or fewer responses, then there is less than desired activity. If there are four or more responses, then there is sufficient evidence to conclude that the Antineoplaston regimen used shows beneficial activity.

Certain prospective protocols which have reached a Milestone as of February 28, 2013:

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of February 28, 2013).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response		Number and Percentage of Patients Showing Partial Response		Number and Percentage of Patients Showing Stable Disease		Number and Percentage of Patients Showing Progressive Disease
BT-06	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07	40	24	2	8.3%	1	4.2%	3	12.5%	18	75.0%
BT-08	19	14	4	28.6%	0	0.0%	6	42.9%	4	28.6%
BT-09	40	28	4	14.3%	5	17.9%	13	46.4%	6	21.4%
BT-10	34	26	2	7.7%	4	15.4%	8	30.8%	12	46.2%
BT-11	40	28	5	17.9%	4	14.3%	12	42.9%	7	25.0%
BT-12	13	11	3	27.3%	1	9.1%	3	27.3%	4	36.4%
BT-13	17	14	6	42.9%	1	7.1%	5	35.7%	2	14.3%
BT-15	27	20	3	15.0%	2	10.0%	9	45.0%	6	30.0%
BT-18	20	13	3	23.1%	1	7.7%	3	23.1%	6	46.2%
BT-20	40	22	1	4.5%	1	4.5%	14	63.6%	6	27.3%
BT-21	40	23	2	8.7%	2	8.7%	9	39.1%	10	43.5%
BT-22	43	27	1	3.7%	4	14.8%	9	33.3%	13	48.1%
BT-23	16	12	3	25%	2	16.7%	6	50.0%	1	8.3%

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

Phase III Clinical Trials

On January 13, 2009, the Company announced that it has reached an agreement with the FDA that enables the Company to move forward immediately with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. The agreement was made under the FDA’s Special Protocol Assessment procedure and means that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval. However, the FDA placed a partial clinical hold on IND 43,742 regarding such Phase III clinical trial. Please see the section below entitled “Partial Clinical Hold on Phase II and Phase III Clinical Trials.”

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

Partial Clinical Hold on Phase II and Phase III Clinical Trials

In a letter dated June 25, 2012, the Company informed the FDA of a serious adverse event which may have been related to the administration of Antineoplastons.  On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under IND 43,742.  The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use.  The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND.  The Company later notified the FDA in a September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43,742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study.

In a teleconference on January 9, 2013 between the FDA and the Company, followed by a letter of the same date, the FDA notified the Company that the agency was placing IND 43,742 on partial clinical hold, due to a lack of a complete response to the issues raised by the FDA and what the FDA deemed a misleading, erroneous, and incomplete investigator brochure.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R. § 312.42(b)(1)(iii), as grounds for imposition of a clinical hold.  The FDA further advised the Company that until it resolved the matter to the FDA’s satisfaction, that the Company could not enroll new adult or pediatric patients in any protocol under such IND.  The FDA also placed protocols B-52 and B-54 on clinical hold due to what the FDA deemed to be an unreasonable and significant risk of illness or injury to human subjects.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R.§ 312.42(B)(1)(i), as grounds for imposition of a clinical hold.  The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not legally conduct the identified clinical studies under such IND.

In a letter dated April 9, 2013, the Company responded to the issues raised by the FDA in its January 9, 2013 letter to the Company.  In a letter dated May 9, 2013 from the FDA, the FDA advised the Company that the Company’s April 9, 2013 letter was not a complete response to all the issues listed in the FDA’s letter dated January 9, 2013, and the FDA also identified the issues that were not fully addressed by the Company’s response.  The FDA further advised the Company that until it satisfactorily addressed all the issues in the FDA’s letter dated January 9, 2013, that the FDA could not complete its review, and the clinical hold could not be removed.

Government Regulation

The FDA imposes substantial requirements upon, and conditions precedent to, the introduction of therapeutic drug products to the marketplace.  Seeking marketing authorization for a new drug is a lengthy, complex, and costly process.  To seek FDA approval for Antineoplastons, the Company must first complete extensive preclinical and clinical research, and submit data from this research and supporting information to the FDA to demonstrate that the use of Antineoplastons for the indication sought meets the statutory standards for safety and effectiveness, manufacturing and controls, and labeling.

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

Even if the regulatory approvals for the Company’s products are obtained, its products and its manufacturing facility are subject to ongoing compliance obligations. The FDA will require post-marketing monitoring and reporting related to the safety of the Company’s products. The Company’s drug manufacturing facility, and the facility of any third-party contracted to manufacture the products, must comply with the FDA’s current good manufacturing practice (GMP) regulations, which are strictly enforced. Manufacturing facilities will be subject to periodic inspection by FDA. Full technical compliance requires manufacturers to expend funds, time and effort in the area of production and quality control. In addition, discovery of problems with a product after approval or failure to comply with applicable FDA or other applicable regulatory requirements may result in enforcement actions and restrictions on a product, manufacturer, or holder of an approved NDA, including restrictions on the product, manufacturer or facility, including warning letters, suspension of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. New government requirements may be established that could delay or prevent regulatory approval of the Company’s products under development or impose additional compliance obligations before or after approval.

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company has historically spent approximately $40,000 per year on environmental compliance matters.  For the year ended February 28, 2013, the Company spent approximately $34,000 on environmental compliance matters. The Company expects to spend approximately $5,000 for repairs and upgrades during the fiscal year ending February 28, 2014.

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

Total research and development costs for the fiscal years ended February 28, 2013 and February 29, 2012 were approximately $6,048,000 and $6,926,000, respectively.

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

Employees

As of May 1, 2013, the Company had two employees, both of whom were full-time employees.  None of the Company’s employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

ITEM 4.                                  MINE SAFETY DISCLOSURES

Not applicable.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2013
First Quarter	$0.27	$0.15
Second Quarter	0.19	0.15
Third Quarter	0.17	0.07
Fourth Quarter	0.16	0.03

Fiscal year ended February 29, 2012
First Quarter	$0.15	$0.08
Second Quarter	0.19	0.05
Third Quarter	0.42	0.12
Fourth Quarter	0.28	0.22

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”).  In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2013, none of the aforementioned warrants have been exercised. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

As of May 1, 2013, there were approximately 2,000 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                                  SELECTED FINANCIAL DATA

None.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2013 and February 29, 2012 and the results of operations for the fiscal years ended February 28, 2013 and February 29, 2012. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and provides consulting services. The Company is currently conducting one FDA-approved clinical trial, which was closed for enrollment on September 24, 2012. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions, and Director Independence.”

Results Of Operations

Fiscal Year Ended February 28, 2013 Compared to Fiscal Year Ended February 29, 2012

Research and development costs were approximately $6,048,000 and $6,926,000 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively.  The decrease of $878,000 or 13% was due to a decrease in material costs of $1,388,000, a decrease in facility and equipment costs of $148,000, and a decrease in consulting and quality control costs of $14,000, offset by an increase in other research and development costs of $147,000 and an increase in personnel cost of $525,000. This increase was due to an increase in annual salaries and additional clinical trial expenses.

General and administrative expenses were approximately $451,000 and $231,000 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively.  The increase of $220,000 or 95% was due to an increase in legal and professional fees of $214,000, and an increase in other general and administrative expenses of $6,000.

The Company had net losses of approximately $6,499,000 and $7,158,000 for the fiscal years ended February 28, 2013 and February 29, 2012, respectively.  The decrease in the net loss from 2012 to 2013 was primarily due to an overall decrease in research and development cost offset by an overall increase in general and administrative expenses of the Company described above.  As of February 29, 2012, the Company had a total stockholders’ deficit of approximately $(85,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2014, which extended term is also automatically renewable for an additional one-year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $4.5 million in the fiscal year ending February 28, 2014. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2014. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 27 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials. As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Annual Financial Statements, Notes to Financial Statements and the report of Pannell Kerr Forster of Texas, P.C. (“PKF”), independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-1.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2013, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.                         OTHER INFORMATION

None.

PART III

ITEM 10.                           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	70	Director and President
Barbara Burzynski, M.D.	72	Director
Carlton Hazlewood, Ph.D.	77	Director
Gregory S. Burzynski, M.D.	33	Director
Patryk P. Goscianski, M.B.A.	35	Treasurer and Secretary
Tomasz Janicki, M.D.	47	Vice President of Clinical Trials

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2013 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                           EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President and Chairman of the Board of Directors (1)	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A., Treasurer and Secretary (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice President of Clinical Trials (3)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2013, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Michael H. Driscoll (3)	125,000		*
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(4)	*
All Directors and Executive Officers as a group (6 persons)	106,605,102		81.1%

*Less than one percent.

(1)                                 Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2013. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)                                 All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

(3)                                 Michael H. Driscoll passed away on February 19, 2013.

(4)                                 All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

Effective July 5, 2012, the Company entered into the Marketing Agreement with WMC and SRB, an entity wholly-owned and controlled by Dr. Burzynski.  Under the Marketing Agreement, WMC agreed to (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal the WMC Payment. In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2014, which extended term is also automatically renewable for an additional one-year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2013 and February 29, 2012, respectively:

	2013	2012

Audit Fees	$46,000	$43,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$46,000	$43,000

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2013 or 2012.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2013 or 2012.

All Other Fees were for services other than the services reported above.  There were no other Fees incurred in fiscal years 2013 or 2012.

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

EXHIBIT NO.	EXHIBIT NAME

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

Date:  May 29, 2013

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2013
President and
Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2013
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2013
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.
Director	Date: May 29, 2013

/s/ Patryk P. Goscianski
Patryk P. Goscianski, M.B.A.
Treasurer and Secretary	Date: May 29, 2013

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2013 and February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

May 29, 2013
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2013 and February 29, 2012

	2013	2012
ASSETS
Current assets

Cash and cash equivalents	$1,192	$17,297

Total current assets	1,192	17,297

Property and equipment, net of accumulated depreciation	2,736	3,419

Total assets	$3,928	$20,716

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$47,501	$12,265
Accrued liabilities	41,089	49,699

Total current liabilities	88,590	61,964

Total liabilities	88,590	61,964

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2013 and February 29, 2012	131,449	131,449
Additional paid-in capital	107,883,768	101,428,376
Retained deficit	(108,099,879)	(101,601,073)

Total stockholders’ deficit	(84,662)	(41,248)

Total liabilities and stockholders’ deficit	$3,928	$20,716

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2013 and February 29, 2012

	2012	2011

Operating expenses
Research and development	$6,047,676	$6,925,519
General and administrative	450,697	231,442
Depreciation	683	701

Total operating expenses	6,499,056	7,157,662

Operating loss before other income	(6,499,056)	(7,157,662)

Other income	250	—

Loss before provision for income tax	(6,498,806)	(7,157,662)

Income tax expense	—	—

Net loss	$(6,498,806)	$(7,157,662)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2013 and February 29, 2012

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2011	131,448,444	$131,449	$94,260,707	$(94,443,411)	$(51,255)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	503,885	—	503,885

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	6,663,784	—	6,663,784

Net loss	—	—	—	(7,157,662)	(7,157,662)

Balance February 29, 2012	131,448,444	131,449	101,428,376	(101,601,073)	(41,248)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	655,182	—	655,182

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	5,640,314	—	5,640,314

Warrants issued for services	—	—	159,896	—	159,896

Net loss	—	—	—	(6,498,806)	(6,498,806)

Balance February 28, 2013	131,448,444	$131,449	$107,883,768	$(108,099,879)	$(84,662)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2013 and February 29, 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,498,806)	$(7,157,662)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	683	701
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	5,640,314	6,663,784
Warrants issued for services	159,896	—
Change in operating assets and liabilities
Accounts payable	35,236	(26,958)
Accrued liabilities	(8,610)	16,071

NET CASH USED IN OPERATING ACTIVITIES	(671,287)	(504,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	655,182	503,885

NET CASH PROVIDED BY FINANCING ACTIVITIES	655,182	503,885

NET DECREASE IN CASH	(16,105)	(179)

CASH AT BEGINNING OF YEAR	17,297	17,476

CASH AT END OF YEAR	$1,192	$17,297

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1. Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (the “Company” or “BRI”), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 80.9% of the outstanding common stock of the Company, and also is the inventor and original patent holder of certain drug products knows as “Antineoplastons,” which he has licensed to the Company.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2013, the Company had a working capital deficit of approximately $87,000 and accumulated deficit of approximately $108,100,000.  For the years ended February 28, 2013 and February 29, 2012 the Company incurred losses of approximately $6,499,000 and $7,158,000, respectively.

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740-10, “Accounting for Uncertainty in Income Taxes”, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure, and transition. For the years ended February 28, 2013 and February 29, 2012, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, “Earnings per Share.” Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the year ended February 28, 2013 and February 29, 2012, respectively, 1,600,000 and 600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which has alternative uses, is capitalized.

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

Stock Options and Warrants

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

7.                                       The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

a.                                      Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment) solely necessary to engage in such other research and development activity; and

b.                                      The net proceeds of any stock offering or private placement, which the Company receives during the term of the engagement up to a maximum of $1,000,000 in a given Company fiscal year.

8.                                       Effective March 1, 2013, the term of the Research Funding Agreement was extended to February 28, 2014, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. The following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2013 and February 29, 2012, respectively:

	2013	2012

Capital contributed	$655,182	$503,885
Clinical trial costs paid direct	$5,640,314	$6,663,784

3. Property and Equipment:

Property and equipment consists of the following as of February 28, 2013 and February 29, 2012, respectively:

	Estimated
	Useful Lives	2013	2012

Furniture and equipment	5 - 10 years	$22,415	$22,415

Total property and equipment		22,415	22,415

Accumulated depreciation		(19,679)	(18,996)

		$2,736	$3,419

Depreciation expense for the years ended February 28, 2013 and February 29, 2012 was $683 and $701, respectively.

4. Employee Benefits:

The employees of the Company and SRB participate in a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Employees pay pre-tax premiums from $131 to $525 per month depending upon the insurance coverage selected by the employee.  Employees can select from two coverage plans, both of which have a $600 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $2,000,000 per covered participant.

Due to stop-loss insurance, benefits payable by the Company are limited to $25,000 per person during the policy year.  The Company charged to operations a provision of $539,492 for 2013 and $342,035 for 2012, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $507 and $483 for the years ended February 28, 2013 and February 29, 2012, respectively.

5. Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to four years.  Rent expense incurred under these leases was $151,695 and $164,894 for the years ended February 28, 2013 and February 29, 2012, respectively.  Future minimum lease payments for the four years subsequent to February 28, 2013 are as follows:

2014	$37,440
2015	37,440
2016	34,562
2017	20,172

$129,614

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.   Rent expense totaled $256,198 and $263,922 for 2013 and 2012, respectively.

6. Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2013 and February 29, 2012, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2013	2012

Expected benefit	$(2,209,594)	$(2,433,605)
Effect of expenses deducted directly by Dr. Burzynski	2,209,594	2,433,605
Other adjustments	(51,160)	165,068
Change in valuation allowance	51,160	(165,068)

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2013 and February 29, 2012, repectively, are as follows:

	2013	2012
Deferred tax assets:

Net operating loss carryforwards	$211,858	$159,410
Excess book (tax) depreciation	(616)	(641)
Accrued expenses	5,925	7,238
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	259,770	208,610
Less valuation allowance	(259,770)	(208,610)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $623,111 as of February 28, 2013. The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2020	$49,976
2021	$24,116
2022	$67,855
2023	$73,401
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2013.

7. Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  None of the options have been exercised as of February 28, 2013.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2013, none of the aforementioned warrants have been exercised.

8. Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2013 the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced antineoplaston products and treated 59 patients during the year ended February 28, 2013 and 90 patients during the year ended February 29, 2012.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 87% of the chemicals used in producing Antineoplastons from one supplier during the year ended February 28, 2013 and 89% during the year ended February 29, 2012.  The Company has established additional vendors to supply these chemicals should there be a loss of this supplier.