Form 10-Q
period 2013-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2013-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2013, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	May 31,	February 28,
	2013	2013
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,280	$1,192
TOTAL CURRENT ASSETS	1,280	1,192

Property and equipment, net of accumulated depreciation of $19,850 and $19,679 at May 31, 2013 and February 28, 2013, respectively	2,565	2,736

TOTAL ASSETS	$3,845	$3,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$39,938	$47,501
Accrued liabilities	97,254	41,089
CURRENT AND TOTAL LIABILITIES	137,192	88,590

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized, 131,448,444 issued and outstanding, at May 31, 2013 and February 28, 2013, respectively	131,449	131,449
Additional paid-in capital	109,192,128	107,883,768
Retained deficit	(109,456,924)	(108,099,879)

TOTAL STOCKHOLDERS’ DEFICIT	(133,347)	(84,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,845	$3,928

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2013	2012
Operating expenses
Research and development	$1,213,036	$1,538,440
General and administrative	143,838	141,516
Depreciation	171	171
TOTAL OPERATING EXPENSES	1,357,045	1,680,127

Other income	0	100

Net loss before provision for income tax	(1,357,045)	(1,680,027)

Provision for income tax	—	—

NET LOSS	$(1,357,045)	$(1,680,027)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2013

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2013	131,448,444	$131,449	$107,883,768	$(108,099,879)	$(84,662)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	162,700	—	162,700

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,145,660	—	1,145,660

Net loss	—	—	—	(1,357,045)	(1,357,045)

Balance May 31, 2013	131,448,444	$131,449	$109,192,128	$(109,456,924)	$(133,347)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,357,045)	$(1,680,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	171
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,145,660	1,467,012
Changes in operating assets and liabilities
Accounts payable	(7,563)	43,083
Accrued liabilities	56,165	30,855

NET CASH USED IN OPERATING ACTIVITIES	(162,612)	(138,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	162,700	136,558

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,700	136,558

NET INCREASE (DECREASE) IN CASH	88	(2,348)

CASH AT BEGINNING OF PERIOD	1,192	17,297

CASH AT END OF PERIOD	$1,280	$14,949

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.                                              BASIS OF PRESENTATION

The financial statements of Burzynski Research Institute, Inc. (the “Company”), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for antineoplaston drugs used in the treatment of cancer.  These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (“Dr. Burzynski” or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 81% of the outstanding common stock of the Company, and also is the inventor and original patent holder of certain drug products knows as “Antineoplastons,” which he has licensed to the Company.

The Company and Dr. Burzynski have entered into various agreements, which provide the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2013 and February 28, 2013, results of operations for the three months ended May 31, 2013 and 2012, and cash flows for the three months ended May 31, 2013 and 2012.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013.

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

NOTE C.                                              STOCK OPTIONS AND WARRANTS

At May 31, 2013, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2013.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of May 31, 2013, none of the aforementioned warrants have been exercised.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, “Earnings per Share.” Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three month periods ended May 31, 2013 and 2012, respectively, 1,600,000 and 600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three month periods ended May 31, 2013 and 2012, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2013	2012

Expected income tax benefit	$(461,395)	$(571,209)
Effect of expenses deducted directly by Dr. Burzynski	461,395	571,209
Nondeductible expenses and other adjustments	16,553	(25,982)
Change in valuation allowance	(16,553)	25,982
State tax	—	—

Income tax expense	$—	$—

At May 31, 2013, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $276,323. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At May 31, 2013, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $671,779, which may be carried forward and will expire if not used between 2020 and 2034 in varying amounts.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2013, and the results of operations comparing the three months ended May 31, 2013 and 2012.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2013.

Introduction

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  The Company is currently conducting one FDA-approved clinical trial that is closed for enrollment.  All clinical trials were closed for enrollment by the Company as of September 24, 2012. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

On September 3, 2004, the FDA granted the Company’s request for “orphan drug designation” (“ODD”) for the Company’s Antineoplastons (A10 & AS2-1 Antineoplaston) for treatment of patients with brain stem glioma and, on October 30, 2008, the FDA granted the Company’s request for ODD for Antineoplastons (A10 and AS2-1 Antineoplaston) for the treatment of gliomas.

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly-diagnosed diffuse intrinsic brainstem gliomas (“DBSG”).  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  On February 23, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“ResearchPoint”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (“RT”) in patients with newly-diagnosed DBSG.  ResearchPoint is currently conducting a feasibility assessment.  ResearchPoint has secured interest and commitments from a number of sites selected.  Upon completion of this assessment, a randomized, international Phase III study will commence.  The study’s objective is to compare overall survival of children with newly-diagnosed DBSG who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

Partial Clinical Hold on Phase II and Phase III Clinical Trials

In a letter dated June 25, 2012, the Company informed the FDA of a serious adverse event which may have been related to the administration of Antineoplastons.  On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under investigational new drug application (“IND”) 43,742.  The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1)(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use.  The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND.  The Company later notified the FDA in a September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43,742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study.

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

Results of Operations

Three Months Ended May 31, 2013 Compared to Three Months Ended May 31, 2012

Research and development costs were approximately $1,213,000 and $1,538,000 for the three months ended May 31, 2013 and 2012, respectively.  The decrease of $325,000 or 21% was due to decreases in personnel costs of $77,000, material costs of $173,000, facility and equipment costs of $48,000, consulting and quality control costs of $13,000, and other research and developments costs of $14,000.

General and administrative expenses were approximately $144,000 and $142,000 for the three months ended May 31, 2013 and 2012, respectively.  The increase of $2,000 or 2% was due to increases in legal and professional fees of $3,000 offset by a decrease in general and administrative expenses of $1,000.

The Company had net losses of approximately $1,357,000 and $1,680,000 for the three months ended May 31, 2013 and 2012, respectively.  The decrease in the net loss from 2012 to 2013 is primarily due to an overall decrease in research and development costs offset by an overall increase in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2014.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $3,300,000 during the remaining three quarters of the fiscal year ending February 28, 2014.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.                          Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2013