Form 10-Q
period 2013-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2014-01-14
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 30, 2013, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.   Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	November 30,	February 28,
	2013	2013
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$84	$1,192
TOTAL CURRENT ASSETS	84	1,192

Property and equipment, net of accumulated depreciation of $20,192 and $19,679 at November 30, 2013 and February 28, 2013, respectively	2,223	2,736

TOTAL ASSETS	$2,307	$3,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$163,068	$47,501
Accrued liabilities	31,760	41,089
CURRENT AND TOTAL LIABILITIES	194,828	88,590

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at November 30, 2013 and February 28, 2013, respectively	131,449	131,449
Additional paid-in capital	111,222,333	107,883,768
Retained deficit	(111,546,303)	(108,099,879)

TOTAL STOCKHOLDERS’ DEFICIT	(192,521)	(84,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,307	$3,928

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	November 30,
	2013	2012
Operating expenses
Research and development	$937,471	$1,430,406
General and administrative	45,226	99,164
Depreciation	171	171
TOTAL OPERATING EXPENSES	982,868	1,529,741

Net loss before provision for income tax	(982,868)	(1,529,741)

Provision for income tax	—	—

NET LOSS	$(982,868)	$(1,529,741)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended
	November 30,
	2013	2012
Operating expenses
Research and development	$3,171,220	$4,465,736
General and administrative	274,691	537,793
Depreciation	513	513
TOTAL OPERATING EXPENSES	3,446,424	5,004,042

Other income	—	100

Net loss before provision for income tax	(3,446,424)	(5,003,942)

Provision for income tax	—	—

NET LOSS	$(3,446,424)	$(5,003,942)

Loss per share information:

Basic and diluted loss per common share	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended November 30, 2013

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2013	131,448,444	$131,449	$107,883,768	$(108,099,879)	$(84,662)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	339,100	—	339,100

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	2,999,465	—	2,999,465

Net loss	—	—	—	(3,446,424)	(3,446,424)

Balance November 30, 2013	131,448,444	$131,449	$111,222,333	$(111,546,303)	$(192,521)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,446,424)	$(5,003,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	513
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	2,999,465	4,276,728
Warrants issued for services	—	159,896
Changes in operating assets and liabilities
Accounts payable	115,567	40,712
Accrued liabilities	(9,329)	(12,250)

NET CASH USED IN OPERATING ACTIVITIES	(340,208)	(538,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	339,100	523,682

NET CASH PROVIDED BY FINANCING ACTIVITIES	339,100	523,682

NET DECREASE IN CASH	(1,108)	(14,661)

CASH AT BEGINNING OF PERIOD	1,192	17,297

CASH AT END OF PERIOD	$84	$2,636

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2013 and February 28, 2013, results of operations for the three and nine months ended November 30, 2013 and 2012, and cash flows for the nine months ended November 30, 2013 and 2012.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013.

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

NOTE C.STOCK OPTIONS AND WARRANTS

At November 30, 2013, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of November 30, 2013.

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

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements. Thus, there was no effect on net loss or loss per share regarding the provisions of FASB ASC 718 or FASB ASC 505-50 in any of the periods presented.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of November 30, 2013, none of the aforementioned warrants have been exercised.

NOTE D.LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three and nine month periods ended November 30, 2013 and 2012, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and nine month periods ended November 30, 2013 and 2012, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2013	2012

Expected income tax benefit	$(334,175)	$(520,112)
Effect of expenses deducted directly by Dr. Burzynski	334,175	520,112
Nondeductible expenses and other adjustments	5,655	19,231
Change in valuation allowance	(5,655)	(19,231)
State tax	—	—

Income tax expense	$—	$—

	Nine Months Ended November 30,
	2013	2012

Expected income tax benefit	$(1,171,784)	$(1,701,340)
Effect of expenses deducted directly by Dr. Burzynski	1,171,784	1,701,340
Nondeductible expenses and other adjustments	36,672	(69,202)
Change in valuation allowance	(36,672)	69,202
State tax	—	—

Income tax expense	$—	$—

At November 30, 2013, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $296,442. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At November 30, 2013, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $730,916, which may be carried forward and will expire if not used between 2020 and 2034 in varying amounts.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2013, and the results of operations comparing the three and nine months ended November 30, 2013 and 2012.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2013.

Introduction

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services that is closed for enrollment.  All clinical trials were closed for enrollment by the Company as of September 24, 2012.  The Company is currently conducting one FDA-approved clinical trial.  The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

On September 3, 2004, the FDA granted the Company’s request for “orphan drug designation” (“ODD”) for the Company’s Antineoplastons (A10 & AS2-1 Antineoplaston) for treatment of patients with brain stem glioma and, on October 30, 2008, the FDA granted the Company’s request for ODD for Antineoplastons (A10 and AS2-1 Antineoplaston) for the treatment of gliomas.

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed, diffuse, intrinsic brainstem gliomas (DBSG).  The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval.  On February 23, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“ResearchPoint”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (RT) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma.  ResearchPoint has secured interest and commitments from a number of sites selected.  A randomized, international phase III study will commence upon availability of funds.  The study’s objective is to compare overall survival of children with newly-diagnosed DBSG who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

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

The amendment submitted to the IND by the Company dated August 29, 2013 was reviewed by the FDA and was determined to be a complete response to the issues raised but still needed further clarification.  Further analysis of all serious somnolence and overdose events in patients receiving Antineoplastons was requested by the FDA.

A revised investigator’s brochure was submitted to the FDA on November 25, 2013.  Currently the FDA is reviewing the revised Investigator’s brochure and whether the data provided is satisfactory for the continuation of the clinical program.  The clinical hold is still in place at this time.

Results of Operations

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Research and development costs were approximately $937,000 and $1,430,000 for the three months ended November 30, 2013 and 2012, respectively.  The decrease of $493,000 or 35% was due to decreases in personnel costs of $277,000, material costs of $150,000, facility and equipment costs of $44,000, consulting and quality control costs of $19,000, and other research and developments costs of $3,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $45,000 and $99,000 for the three months ended November 30, 2013 and 2012, respectively.  The decrease of $54,000 or 55% was due to a decrease in legal and professional fees of $54,000 as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

The Company had net losses of approximately $983,000 and $1,530,000 for the three months ended November 30, 2013 and 2012, respectively.  The decrease in the net loss from 2012 to 2013 is primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above.

Nine Months Ended November 30, 2013 Compared to Nine Months Ended November 30, 2012

Research and development costs were approximately $3,171,000 and $4,466,000 for the nine months ended November 30, 2013 and 2012, respectively.  The decrease of $1,295,000 or 29% was due to decreases in personnel costs of $592,000, material costs of $518,000, facility and equipment costs of $116,000, consulting and quality control costs of $48,000, and other research and development costs of $21,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $275,000 and $538,000 for the nine months ended November 30, 2013 and 2012, respectively.  The decrease of $263,000 or 49% was due to decreases in legal and professional fees of $262,000 and other general and administrative costs of $1,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

The Company had net losses of approximately $3,446,000 and $5,004,000 for the nine months ended November 30, 2013 and 2012, respectively.  The decrease in the net loss from 2012 to 2013 is primarily due to the overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $1,100,000 during the remaining quarter of the fiscal year ending February 28, 2014.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the

Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  The Company believes Dr. Burzynski will be financially able to fund the Company’s operations for at least the next year.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.  As a result of the expansion of Dr. Burzynski’s medical practice, the financial condition of the medical practice has improved Dr. Burzynski’s ability to fund the Company’s operations.

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

Item 4.   Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 14, 2014