Form 10-K
period 2014-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2014-05-30
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 30, 2013, the aggregate market value of the Common Stock held by non-affiliates was approximately $2,980,954, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2014, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  None.

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2014

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

Where tumor size is used as the Milestone, each clinical trial protocol describes a “complete response” as a complete disappearance of all tumors with no recurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-21, BT-22 and BT-23. “Stable disease” is described as less than 50% reduction in size but no more than 50% increase in size of the tumor mass, lasting for at least twelve weeks.

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

Certain prospective protocols which have reached a Milestone as of February 28, 2014:

•        Protocol BT-06, involving the study of Antineoplastons A10 and AS2-1 in children with high grade glioma (study and special exception patients).

•        Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy (study and special exception patients).

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

•        Protocol BT-22, involving a study of Antineoplastons A10 and AS2-1 in children with primary malignant brain tumors (study and special exception patients).

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

Phase III Clinical Trials

On January 13, 2009, the Company announced that it reached an agreement with the FDA that enabled the Company to move forward immediately with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. The agreement was made under the FDA’s Special Protocol Assessment procedure and means that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval. However, the FDA placed a partial clinical hold on IND 43,742 regarding such Phase III clinical trial. Please see the section below entitled “Partial Clinical Hold on Phase II and Phase III Clinical Trials.”

On February 23, 2010, the Company entered into an agreement with Cycle Solutions, Inc., dba ResearchPoint (“Research Point”) to initiate and manage a pivotal Phase III clinical trial of combination Antineoplastons A10 and AS2-1 plus radiation therapy (“RT”) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. Research Point has secured interest and commitments from a number of sites selected. Upon completion of this assessment, a randomized, international Phase III study will commence. The study’s objective is to compare overall survival of children with newly-diagnosed, diffuse, intrinsic brainstem glioma (DBSG) who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone. This protocol is being currently revised for a narrower indication pursuant to the FDA’s request.

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

The amendment submitted to the IND by the Company dated August 29, 2013 was reviewed by the FDA and was determined to be a complete response to the issues raised but still needed further clarification.  Further analysis of all serious somnolence and overdose events in patients receiving Antineoplastons was requested by the FDA.  In a teleconference with the FDA on September 16, 2013 and pursuant to the Company’s notification letter dated September 17, 2013, the Company notified the FDA that protocol B-54 had been withdrawn.

A revised investigator’s brochure was submitted to the FDA on November 25, 2013.  After several submissions of additional data requested by the FDA and data regarding the partial clinical hold, Protocol BT-52 remains on clinical hold.

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

In order to conduct a clinical trial of a new drug on humans, a sponsor must prepare and submit to the FDA a comprehensive IND. Such application must contain an investigator’s brochure, a description of the composition, manufacture and control of the drug substance and the drug product, sufficient information to assure the proper identification, quality, purity and strength of the investigational drug, a description of the drug substance, including its physical, chemical, and biological characteristics, the general method of preparation of the drug substance, a list of all components including interactive ingredients, adequate information about pharmacological and toxicological studies of the drug involving laboratory animals or in vitro tests on the basis of which the sponsor has concluded that it is reasonably safe to conduct the proposed clinical investigation and a summary of any previous human experience with the drug. Where there has been widespread use of the drug outside of the United States or otherwise, it is possible in some limited circumstances to use well-documented clinical experience in place of some other pre-clinical work.

The focal point of the IND is on the general investigational plan and the protocols for specific human studies. The sponsor of the study is subject to numerous requirements for the proper conduct and oversight of the study, including the protection of human subjects.  The plan is carried out in three phases, and earlier phase trials are not necessarily predictive of results in later clinical trials.  Phase I includes the initial introduction of an investigational new drug into humans and may be conducted in patients or normal volunteer subjects. The studies are closely monitored to determine the metabolism and pharmacologic actions of the drug in humans and the potential side effects and, if possible, to gain early evidence on effectiveness. During Phase I testing, sufficient information about the drug is gathered to design well-controlled, scientifically valid Phase II studies. Phase II includes controlled clinical studies conducted to evaluate the effectiveness of the drug for a particular indication in patients with the disease or condition under study and to determine the common short-term side effects and risks associated with the drug. Phase II studies are controlled, closely monitored and conducted in a relatively small number of patients, usually involving no more than several hundred subjects. Phase III includes expanded controlled and uncontrolled trials and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling. Phase III studies usually include anywhere from several hundred to several thousand subjects.

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

Assuming successful completion of the clinical studies, the results of the studies, together with other detailed information, including, among other information, details concerning the manufacture and composition of the drug, proposed labeling, environmental impact and the scientific rationale for the drug, its intended use and the potential benefits of the drug product are submitted to the FDA in the form of an NDA requesting approval to market the drug. If the FDA finds the NDA submission and the manufacturing process to be acceptable and to meet the criteria for approval, the FDA will issue an approval letter.  If the FDA determines that an NDA cannot be approved as submitted, it will send the applicant a “Complete Response” letter to indicate that the review cycle for an application is complete, that the application is not ready for approval, and to describe specific deficiencies. In addition to the postmarketing requirements that apply to all marketed drugs, the FDA may impose, as a condition of approval, postmarketing requirements such as postmarketing study commitments, or other limitations or restrictions.  Product approvals may be withdrawn by the FDA, following notice of opportunity for a hearing if problems concerning safety or efficacy of a drug or the sponsor’s compliance with regulatory requirements.

The Company’s use of Milestones to predict the benefits of Antineoplastons is relevant to the FDA approval process. If surrogate endpoints are used, for regular approval (i.e., the longstanding FDA route of drug approval based on the demonstration of clinical benefit) an applicant must show direct evidence of clinical benefit or improvement in an established surrogate for clinical benefit. For “accelerated approval,” a process potentially available for pharmaceutical agents that treat serious or life-threatening diseases and conditions, surrogate endpoints must be reasonably likely to predict clinical benefit. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. The Company cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of its products. Adequacy as a surrogate endpoint for regular or accelerated approval is highly dependent upon a variety of factors including effect size, effect duration, and benefits of other available therapy.

A drug’s approval under the accelerated approval regulations is conditioned on the conduct of postapproval clinical studies to verify and describe the actual clinical benefit. Further, the FDA may also impose postmarketing restrictions to assure safe use of a drug product that was subject to accelerated approval.  For drugs approved under FDA’s accelerated procedures, the FDA may withdraw approval of the drug on an expedited basis if the applicant fails to perform the required postmarketing study with due diligence, use of the drugs demonstrates that post-marketing restrictions are inadequate to assure safe use of the drug, the applicant fails to adhere to the postmarketing restrictions agreed upon, the promotional materials are false or misleading, or other evidence demonstrates that the drug is not shown to be safe or effective under its conditions of use.

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

Even if the regulatory approvals for the Company’s products are obtained, its products and its manufacturing facility are subject to ongoing compliance obligations. The FDA will require postmarketing monitoring and reporting related to the safety of the Company’s products. The Company’s drug manufacturing facility, and the facility of any third-party contracted to manufacture the products, must comply with the FDA’s current good manufacturing practice (“GMP”) regulations, which are strictly enforced. Manufacturing facilities will be subject to periodic inspection by FDA. Full technical compliance requires manufacturers to expend funds, time and effort in the area of production and quality control. In addition, discovery of problems with a product after approval or failure to comply with applicable FDA or other applicable regulatory requirements may result in enforcement actions and restrictions on a product, manufacturer, or holder of an approved NDA, including restrictions on the product, manufacturer or facility, including warning letters, suspension of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, product recalls, fines, injunctions and criminal prosecution. New government requirements may be established that could delay or prevent regulatory approval of the Company’s products under development or impose additional compliance obligations before or after approval.

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company has historically spent approximately $40,000 per year on environmental compliance matters.  For the year ended February 28, 2014, the Company spent approximately $29,000 on environmental compliance matters. The Company expects to spend approximately $2,000 for repairs and upgrades during the fiscal year ending February 28, 2015.

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

Total research and development costs for the fiscal years ended February 28, 2014 and February 28, 2013 were approximately $3,963,000 and $6,048,000, respectively.

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

The sixth United States Patent (the “2000 U.S. Patent”) covers Liposomal Antineoplaston therapies with markedly improved anticancer activity. The 2000 U.S. Patent expires on May 14, 2017.

The seventh United States Patent (the “2001 U.S. Patent”) is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate. The 2001 U.S. Patent expires on July 23, 2018.

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent. The 2005 U.S. Patent will expire July 31, 2018.

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

The Company’s success will depend in part on its ability to enforce patent protection for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties in the United States, Canada, and Mexico. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that the Company will develop additional products and methods that are patentable or that present or future patents will provide sufficient protection to the Company’s present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company’s patents or obtain access to the Company’s know-how or that others will not successfully challenge the validity of the Company’s patents or be issued patents which may prevent the sale of one or more of the Company’s product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company’s ability to avoid violating or infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed upon by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company’s other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

Employees

As of May 1, 2014, the Company had two employees, both of whom were full-time employees.  None of the Company’s employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2014
First Quarter	$0.16	$0.10
Second Quarter	0.13	0.07
Third Quarter	0.10	0.07
Fourth Quarter	0.08	0.07

Fiscal year ended February 28, 2013
First Quarter	$0.27	$0.15
Second Quarter	0.19	0.15
Third Quarter	0.17	0.07
Fourth Quarter	0.16	0.03

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”).  In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2014, none of the aforementioned warrants have been exercised. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

As of May 1, 2014, there were approximately 2,000 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.        SELECTED FINANCIAL DATA

None.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2014 and February 28, 2013 and the results of operations for the fiscal years ended February 28, 2014 and February 28, 2013. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of Antineoplaston drugs currently being tested for use in the treatment of cancer, and also provides consulting services. The Company is currently conducting one FDA-approved clinical trial, which was closed for enrollment on September 24, 2012. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drugs are approved for sale by the FDA. See “Certain Relationships and Related Transactions, and Director Independence.”

Results Of Operations

Fiscal Year Ended February 28, 2014 Compared to Fiscal Year Ended February 28, 2013

Research and development costs were approximately $3,963,000 and $6,048,000 for the fiscal years ended February 28, 2014 and 2013, respectively.  The decrease of $2,085,000 or 34% was due to a decrease in material costs of $768,000, a decrease in personnel costs of $967,000, a decrease in other research and development costs of $186,000, a decrease in consulting and quality control costs of $47,000, and a decrease in facility and equipment costs of $117,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $308,000 and $451,000 for the fiscal years ended February 28, 2014 and 2013, respectively.  The decrease of $143,000 or 32% was due to a decrease in legal and professional fees of $141,000, and a decrease in other general and administrative expenses of $2,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

The Company had net losses of approximately $4,272,000 and $6,499,000 for the fiscal years ended February 28, 2014 and 2013, respectively.  The decrease in the net loss from 2013 to 2014 was primarily due to an overall decrease in research and development cost and a decrease in general and administrative expenses of the Company as described above.  As of February 28, 2014, the Company had a total stockholders’ deficit of approximately $(151,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2015, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $2.75 million in the fiscal year ending February 28, 2015. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. However, because the net assets available to Dr. Burzynski from his personal assets and the assets of his medical practice currently exceed the Company’s projected twelve-month funding requirements, the Company believes Dr. Burzynski will be financially able to fund the Company’s operations at least through the fiscal year ending February 28, 2015. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 28 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2014, the Company’s internal control over financial reporting was effective.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2014 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President and Chairman of the Board of Directors (1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A., Treasurer and Secretary (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice President of Clinical Trials (3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)In May of 2000, Dr. Burzynski began drawing his entire salary through his medical practice and is not currently compensated by the Company for his services.

(2)Mr. Goscianski is not currently compensated by the Company for his services.

(3)Dr. Janicki is not currently compensated by the Company for his services.

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2014, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Michael H. Driscoll (3)	125,000		*
Frederick R. Schiff (4)	2,057		*
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(5)	*
All Directors and Executive Officers as a group (6 persons)	106,607,159		81.1%

*Less than one percent.

(1)         Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2014. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)         All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

(3)         Michael H. Driscoll passed away on February 19, 2013.

(4)         Frederick R. Schiff resigned from the Board of Directors on January 22, 2014.

(5)         All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2015, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2014 and February 28, 2013, respectively:

	2014	2013

Audit Fees	$44,000	$46,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$44,000	$46,000

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2014 or 2013.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2014 or 2013.

All Other Fees were for services other than the services reported above.  There were no other Fees incurred in fiscal years 2014 or 2013.

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

Date: May 29, 2014

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2014
President and Chairman of the Board of Directors

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2014
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2014
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.
Director	Date: May 29, 2014

/s/ Patryk P. Goscianski
Patryk P. Goscianski, M.B.A.
Treasurer and Secretary	Date: May 29, 2014

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2014 and February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2014 and February 28, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2014 and February 28, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

May 29, 2014
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2014 and 2013

	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$229	$1,192

Total current assets	229	1,192

Property and equipment, net of accumulated depreciation	2,052	2,736

Total assets	$2,281	$3,928

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$114,320	$47,501
Accrued liabilities	38,583	41,089

Total current liabilities	152,903	88,590

Total liabilities	152,903	88,590

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2014 and 2013	131,449	131,449
Additional paid-in capital	112,089,593	107,883,768
Retained deficit	(112,371,664)	(108,099,879)

Total stockholders’ deficit	(150,622)	(84,662)

Total liabilities and stockholders’ deficit	$2,281	$3,928

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2014 and 2013

	2014	2013

Operating expenses
Research and development	$3,963,418	$6,047,676
General and administrative	307,683	450,697
Depreciation	684	683

Total operating expenses	4,271,785	6,499,056

Operating loss before other income	(4,271,785)	(6,499,056)

Other income	—	250

Loss before provision for income tax	(4,271,785)	(6,498,806)

Income tax expense	—	—

Net loss	$(4,271,785)	$(6,498,806)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 29, 2012	131,448,444	$131,449	$101,428,376	$(101,601,073)	$(41,248)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	655,182	—	655,182

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	5,640,314	—	5,640,314

Warrants issued for services	—	—	159,896	—	159,896

Net loss	—	—	—	(6,498,806)	(6,498,806)

Balance February 28, 2013	131,448,444	131,449	107,883,768	(108,099,879)	(84,662)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	437,400	—	437,400

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	3,768,425	—	3,768,425

Net loss	—	—	—	(4,271,785)	(4,271,785)

Balance February 28, 2014	131,448,444	$131,449	$112,089,593	$(112,371,664)	$(150,622)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,271,785)	$(6,498,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	684	683
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	3,768,425	5,640,314
Warrants issued for services	—	159,896
Change in operating assets and liabilities
Accounts payable	66,819	35,236
Accrued liabilities	(2,506)	(8,610)

NET CASH USED IN OPERATING ACTIVITIES	(438,363)	(671,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	437,400	655,182

NET CASH PROVIDED BY FINANCING ACTIVITIES	437,400	655,182

NET DECREASE IN CASH	(963)	(16,105)

CASH AT BEGINNING OF YEAR	1,192	17,297

CASH AT END OF YEAR	$229	$1,192

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Taxes	$0	$0

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2014, the Company had a working capital deficit of approximately $153,000 and accumulated deficit of approximately $112,372,000.  For the years ended February 28, 2014 and 2013 the Company incurred losses of approximately $4,272,000 and $6,499,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; maintenance and repairs are charged against earnings as incurred.  Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently in the Statement of Operations.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, “Accounting for Uncertainty in Income Taxes,” clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure, and transition. For the years ended February 28, 2014 and 2013, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, “Earnings per Share.” Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2014 and 2013, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.  The significant estimates are the allocation of payroll and other expenses between the clinical trial expenses reported with BRI and Dr. Burzynski’s medical practice expenses.  Department managers review at least quarterly the duties of each employee in their department and estimate the percentage of time each employee spends between clinical trials and the medical practice.  Payroll costs are allocated between clinical trials and the medical practice based on these percentages.  Other expenses are allocated based on the percentage of payroll allocated to either clinical trials or the medical practice.  Management believes that the estimates and allocations are reasonable.  Actual results could differ from these estimates.

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

2. Agreements With, and Other Related Party Transactions:

The Company has agreements with its majority shareholder and President, Dr. Burzynski, as further described below:

License Agreement

Dr. Burzynski is the owner of patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with Antineoplastons.  The United States Patent Office and Patent Offices and Patent Officers of 34 other countries have issued the Patents.  The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement.

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

The sixth United States Patent (the “2000 U.S. Patent”) covers Liposomal Antineoplaston therapies with markedly improved anticancer activity.  The 2000 U.S. Patent expires May 14, 2017.

The seventh United States Patent (the “2001 U.S. Patent”) is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate.  The 2001 U.S. Patent expires on July 23, 2018.

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent.  The 2005 U.S. Patent will expire July 31, 2018.

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

8.                                      Effective March 1, 2014, the term of the Research Funding Agreement was extended to February 28, 2015, and is automatically renewable for an additional one year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

Royalty Agreement

The Company entered into a royalty agreement with Dr. Burzynski whereby upon receiving FDA approval for interstate marketing and distribution, the Company agrees to pay Dr. Burzynski a royalty interest equivalent to 10% of the Company’s gross income, which shall include gross receipts from all future sales, distributions and manufacture of Antineoplastons.  Dr. Burzynski will have the right to either produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients without paying any fees to the Company, or purchase from the Company Antineoplaston products for use in his medical practice to treat up to 1,000 patients at a price of the Company’s cost to produce the Antineoplaston products plus 10%.  Dr. Burzynski will also have the right to either lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price.  The Company will also have the right to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at arms-length terms at rates competitive with those available in the market at that time, provided that Dr. Burzynski does not need the facility for his use.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  The following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2014 and 2013, respectively:

	2014	2013

Capital contributed	$437,400	$655,182
Clinical trial costs paid direct	$3,768,425	$5,640,314

3. Property and Equipment:

Property and equipment consists of the following as of February 28, 2014 and 2013, respectively:

	Estimated
	Useful Lives	2014	2013

Furniture and equipment	5 - 10 years	$22,415	$22,415

Total property and equipment		22,415	22,415

Accumulated depreciation		(20,363)	(19,679)

		$2,052	$2,736

Depreciation expense for the years ended February 28, 2014 and 2013 was $684 and $683, respectively.

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

Due to stop-loss insurance, benefits payable by the Company are limited to $35,000 per person during the policy year.  The Company charged to operations a provision of $363,031 for 2014 and $539,492 for 2013, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $699 and $507 for the years ended February 28, 2014 and 2013, respectively.

5. Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to four years.  Rent expense incurred under these leases was approximately $90,752 and $151,695 for the years ended February 28, 2014 and 2013, respectively.  Future minimum lease payments for the three years subsequent to February 28, 2014 are as follows:

2015	$37,440
2016	34,562
2017	20,172

$92,174

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Rent expense totaled $269,401 and $256,198 for 2014 and 2013, respectively.

6. Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefits attributable to the Company’s losses for the years ended February 28, 2014 and 2013 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2014	2013

Expected benefit	$(1,452,407)	$(2,209,594)
Effect of expenses deducted directly by Dr. Burzynski	1,452,407	2,209,594
Other adjustments	(22,426)	(51,160)
Change in valuation allowance	22,426	51,160

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:

Net operating loss carryforwards	$237,916	$211,858
Excess book (tax) depreciation	(591)	(616)
Accrued expenses	2,268	5,925
Alternative minimum tax credit carryforwards	42,603	42,603

Total deferred tax assets	282,196	259,770
Less valuation allowance	(282,196)	(259,770)

Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $699,753 as of February 28, 2014.  The net operating loss carryforwards expire as follows:

Year ending
February 28, or 29,

2020	$49,976
2021	$24,116
2022	$67,855
2023	$73,401
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,642

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2014.

7. Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  None of the options have been exercised as of February 28, 2014.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2014, none of the aforementioned warrants have been exercised and no events have occurred to trigger vesting of the remaining grants outstanding.

8. Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2014 the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce Antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase Antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced Antineoplaston products and treated 16 patients during the year ended February 28, 2014 and 59 patients during the year ended February 28, 2013.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 91% of the chemicals used in producing Antineoplastons from one supplier during the year ended February 28, 2014 and 87% during the year ended February 28, 2013.  The Company has established additional vendors to supply these chemicals should there be a loss of this supplier.