Form 10-Q
period 2014-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2015-01-14
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 30, 2014, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	November 30,	February 28,
	2014	2014
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,996	$229
TOTAL CURRENT ASSETS	1,996	229

Property and equipment, net of accumulated depreciation of $20,876 and $20,363 at November 30, 2014 and February 28, 2014, respectively	1,539	2,052

TOTAL ASSETS	$3,535	$2,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$90,989	$114,320
Accrued liabilities	23,907	38,583
CURRENT AND TOTAL LIABILITIES	114,896	152,903

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at November 30, 2014 and February 28, 2014	131,449	131,449
Additional paid-in capital	114,404,014	112,089,593
Retained deficit	(114,646,824)	(112,371,664)

TOTAL STOCKHOLDERS’ DEFICIT	(111,361)	(150,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,535	$2,281

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2014	2013
Operating expenses
Research and development	$654,260	$937,471
General and administrative	53,218	45,226
Depreciation	171	171
TOTAL OPERATING EXPENSES	707,649	982,868

Operating loss before other income	(707,649)	(982,868)

Other income	67	0

Loss before provision for income tax	(707,582)	(982,868)

Provision for income tax	—	—

NET LOSS	$(707,582)	$(982,868)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended November 30,
	2014	2013
Operating expenses
Research and development	$2,138,726	$3,171,220
General and administrative	135,988	274,691
Depreciation	513	513
TOTAL OPERATING EXPENSES	2,275,227	3,446,424

Operating loss before other income	(2,275,227)	(3,446,424)

Other income	67	0

Loss before provision for income tax	(2,275,160)	(3,446,424)

Provision for income tax	—	—

NET LOSS	$(2,275,160)	$(3,446,424)

Loss per share information:

Basic and diluted loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended November 30, 2014

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2014	131,448,444	$131,449	$112,089,593	$(112,371,664)	$(150,622)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	319,029	—	319,029

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,995,392	—	1,995,392

Net loss	—	—	—	(2,275,160)	(2,275,160)

Balance November 30, 2014	131,448,444	$131,449	$114, 404,014	$(114,646,824)	$(111,361)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,275,160)	$(3,446,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	513
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,995,392	2,999,465
Changes in operating assets and liabilities
Accounts payable	(23,331)	115,567
Accrued liabilities	(14,676)	(9,329)

NET CASH USED IN OPERATING ACTIVITIES	(317,262)	(340,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	319,029	339,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	319,029	339,100

NET INCREASE (DECREASE) IN CASH	1,767	(1,108)

CASH AT BEGINNING OF PERIOD	229	1,192

CASH AT END OF PERIOD	$1,996	$84

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2014 and February 28, 2014, results of operations for the three and nine months ended November 30, 2014 and 2013, and cash flows for the nine months ended November 30, 2014 and 2013.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

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

NOTE C.               STOCK OPTIONS AND WARRANTS

At November 30, 2014, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of November 30, 2014.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of November 30, 2014, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.               LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three and nine months ended November 30, 2014 and 2013, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and nine month periods ended November 30, 2014 and 2013 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2014	2013

Expected income tax benefit	$(240,577)	$(334,175)
Effect of expenses deducted directly by Dr. Burzynski	240,577	334,175
Nondeductible expenses and other adjustments	(6,325)	5,655
Change in valuation allowance	6,325	(5,655)
State tax	—	—

Income tax expense	$—	$—

	Nine Months Ended November 30,
	2014	2013

Expected income tax benefit	$(773,554)	$(1,171,784)
Effect of expenses deducted directly by Dr. Burzynski	773,554	1,171,784
Nondeductible expenses and other adjustments	(13,453)	36,672
Change in valuation allowance	13,453	(36,672)
State tax	—	—

Income tax expense	$—	$—

At November 30, 2014, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $268,743. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At November 30, 2014 the Company had net operating loss carryforwards available to offset future taxable income in the amount of $659,979 which may be carried forward and will expire if not used between 2020 and 2034.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2014, and the results of operations comparing the three and nine month periods ended November 30, 2014 and 2013.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2014.

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

Partial Clinical Hold on Phase II and Phase III Clinical Trials

In a letter dated June 25, 2012, the Company informed the FDA of a serious adverse event in which a patient who was receiving Antineoplastons developed grade 4 hypernatremia and subsequently died. The hypernatremia was categorized by the investigator as possibly related to the study drug.  On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under investigational new drug application (“IND”) 43,742.  The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1)(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use.  The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND.  The Company later notified the FDA in a September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43,742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study.

In a teleconference on January 9, 2013 between the FDA and the Company, followed by a letter of the same date, the FDA notified the Company that the agency was placing IND 43,742 on partial clinical hold, due to a lack of a complete response to the issues raised by the FDA and what the FDA deemed a misleading, erroneous, and incomplete investigator brochure.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R. § 312.42(b)(1)(iii), as grounds for imposition of a clinical hold.  The FDA further advised the Company that until it resolved the matter to the FDA’s satisfaction, that the Company could not enroll new adult or pediatric patients in any protocol under such IND.  The FDA also placed protocol BT-52 on clinical hold due to what the FDA deemed to be an unreasonable and significant risk of illness or injury to human subjects.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R.§ 312.42(B)(1)(i), as grounds for imposition of a clinical hold.  The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not legally conduct the identified clinical study under such IND.  In a teleconference with the FDA on September 16, 2013 and pursuant to the Company’s notification letter dated September 17, 2013, the Company notified the FDA that the proposed Phase III protocol BT-54 had been withdrawn from further consideration.

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

Results of Operations

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Research and development costs were approximately $654,000 and $937,000 for the three months ended November 30, 2014 and 2013, respectively.  The decrease of $283,000 or 30% was due to decreases in personnel costs of $270,000, facility and equipment costs of $23,000, and other research and development costs of $1,000, offset by an increase in material costs of $3,000 and consulting and quality control costs of $8,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $53,000 and $45,000 for the three months ended November 30, 2014 and 2013, respectively.  The increase of $8,000 or 18% was due to an increase in legal and professional fees of $8,000.

The Company had net losses of approximately $708,000 and $983,000 for the three months ended November 30, 2014 and 2013, respectively.  The decrease in the net loss from 2013 to 2014 is primarily due to an overall decrease in research and development costs offset by the increase in general and administrative expenses of the Company as described above.

Nine Months Ended November 30, 2014 Compared to Nine Months Ended November 30, 2013

Research and development costs were approximately $2,139,000 and $3,171,000 for the nine months ended November 30, 2014 and 2013, respectively.  The decrease of $1,032,000 or 33% was due to decreases in personnel costs of $907,000, material costs of $119,000, and facility and equipment costs of $38,000, offset by an increase in consulting and quality control costs of $24,000 and an increase in other research and development costs of $8,000, as a result of cost cuts made due to a decrease in production related to clinical trial holds.

General and administrative expenses were approximately $136,000 and $275,000 for the nine months ended November 30, 2014 and 2013, respectively.  The decrease of $139,000 or 51% was due to a decrease in legal and professional fees of $139,000, as a result of cost cuts made due to a decrease in production related to clinical trial holds.

The Company had net losses of approximately $2,275,000 and $3,446,000 for the nine months ended November 30, 2014 and 2013, respectively.  The decrease in the net loss from 2013 to 2014 is primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $550,000 during the remaining quarter of the fiscal year ending February 28, 2015.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: January 14, 2015