Form 10-K
period 2015-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2015-05-29
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 30, 2014, the aggregate market value of the Common Stock held by non-affiliates was approximately $4,743,985, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2015, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2015

PART I

ITEM 1.                        BUSINESS

General

Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.” The Company believes Antineoplastons are useful in the treatment of human cancer and is currently reviewing data of its Phase II clinical trials of Antineoplastons relating to the treatment of various cancers.  Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world. In the event Antineoplastons receive such approval and are registered in the United States, Canada, or Mexico, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States, Canada, or Mexico. In 2004, the FDA approved the designation of Antineoplastons as an “orphan drug” under the Orphan Drug Act of 1983. See “Orphan Drug Designation” below for a detailed description of this designation and its meaning. The Company currently provides Antineoplastons solely for use by Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

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

Antineoplastons are found in the bodily fluids of humans and food and were initially isolated by Dr. Burzynski from normal human blood and urine. Dr. Burzynski believes these substances counteract the development of cancerous growth through a biochemical process which does not inhibit the growth of normal tissues. To date, Dr. Burzynski has developed six formulations of natural Antineoplastons and six synthetic formulations of Antineoplastons. The Phase III clinical trial currently sponsored by the Company (which has not started enrollment) will involve the use of two formulations of synthetic Antineoplastons known as A10 and AS2-1 injections. The Company is also conducting laboratory research involving new generations of Antineoplastons A10 and AS2-1.

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

As of February 17, 2015, all patients discontinued treatment and the last active protocol was closed as of March 10, 2015.

The Company currently does not have any ongoing Phase II clinical trials and the Phase III clinical trial has not yet started enrollment.  All clinical trials were closed for enrollment by the Company as of September 24, 2012.

All Phase II clinical trials were for the treatment of a wide variety of cancers using only a combination of Antineoplastons A10 and AS2-1.  Most of the trials involve the use of intravenous formulations of Antineoplastons; however, a few trials use oral formulations. Dr. Burzynski acts as principal investigator for all clinical trials pursuant to a Royalty Agreement between the Company and Dr. Burzynski. See “Certain Relationships and Related Transactions, and Director Independence.” All of the clinical trials were conducted at the Burzynski Clinic. Each trial provided for the admission of up to 40 patients, except the CAN-1 study, in which 133 patients were enrolled.

Seven publications by Burzynski Clinic resulting from the trials have been published in peer-reviewed medical journals:  (1) Burzynski, S.R., Janicki, T.J., Burzynski, G.S.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent anaplastic astrocytoma. Final report (Protocol BT-15). Cancer Clin Oncol 2015; in press; (2) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in patients with brainstem gliomas.  The report on non-diffuse intrinsic pontine glioma (Protocol BT-11). J Cancer Ther 2015;6:334-344; (3) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with newly-diagnosed anaplastic astrocytoma. Final report (Protocol BT-08). Cancer Clin Oncol 2015;4(1):28-38; (4) Burzynski, S.R., Janicki, T.J., Burzynski, G.S.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent glioblastoma multiforme. Final report (Protocol BT-21). J Cancer Ther 2014;5:946-956; (5) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A., Brookman, S.  A phase II study of antineoplastons A10 and AS2-1 in children with recurrent, refractory or progressive primary brain tumors. Final report (Protocol BT-22). J Cancer Ther 2014;5:977-988; (6) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in children with high-grade glioma. Final report (Protocol BT-06), and review of recent trials. J Cancer Ther 2014;5:565-577; and (7) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. The response and survival of children with recurrent diffuse intrinsic pontine glioma based on phase II study of antineoplastons A10 and AS2-1 in patients with brainstem glioma. Child’s Nervous System 2014;30(12):2051-2061.

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials.  The efficacy of the Company’s trials is determined by the protocol specified endpoint of “objective response” (i.e., significant shrinkage or disappearance of the tumor).  Several types of controls are acceptable to the FDA. One of these is a “Historic Control.” Under a Historic Control if the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease. For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death. If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug. The results of other clinical trials conducted or published when the Company’s protocol were active are used by us as historical control.

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

Where tumor size is used as the Milestone, each clinical trial protocol describes a “complete response” as a complete disappearance of all tumors with no recurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-21, BT-22 and BT-23. “Stable disease” is described as less than 50% reduction in size but no more than 25% increase in size of the tumor mass lasting for at least twelve weeks and 50% increase in CAN-1 protocol.

The protocols of the Company’s clinical trials involve a two-stage design, wherein the first stage proceeds until the Company admits 20 patients into the trial. After a specified time period, if there were zero responses by the first 20 patients, the trial would be discontinued and the drug declared to have less than desired activity. If there was at least one response, the trial would be continued until forty patients had been accrued. If the study continued, the following conclusions according to protocols based on 40 patients can be made: If there were three or fewer responses, then there is less than desired activity. If there were four or more responses, then there was sufficient evidence to conclude that the Antineoplaston regimen used showed beneficial activity.

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2015:

•                  Protocol BT-06, involving the study of Antineoplastons A10 and AS2-1 in children with high grade glioma (study and special exception patients).  Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

•                  Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy (study and special exception patients).  Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 5 patients.

•                  Protocol BT-08, involving the study of Antineoplastons A10 and AS2-1 in patients with anaplastic astrocytoma. Objective responses: 4 patients (4 patients with a complete response and no patient with a partial response); Stable disease: 5 patients.

•                  Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors. Objective responses: 9 patients (4 patients with a complete response and 5 patients with a partial response); Stable disease: 12 patients.

•                  Protocol BT-10, involving the study of Antineoplastons A10 and AS2-1 in children with brain tumors. Objective responses: 7 patients (2 patients with a complete response and 5 patients with a partial response); Stable disease: 5 patients.

•                  Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma. Objective responses: 9 patients (5 patients with a complete response and 4 patients with a partial response); Stable disease: 8 patients.

•                  Protocol BT-12, involving the study of Antineoplastons A10 and AS2-1 in children with primitive neuroectodermal tumors (PNET). Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 1 patient.

•                  Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma. Objective responses: 6 patients (5 patients with a complete response and 1 patient with a partial response); Stable disease: 3 patients.

•                  Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma. Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 6 patients.

•                  Protocol BT-18, involving a study of Antineoplastons A10 and AS2-1 in the treatment of patients with a “mixed glioma”. Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 3 patients.

•                  Protocol BT-21, involving the study of Antineoplastons A10 and AS2-1 in adults with primary malignant brain tumors. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 4 patients.

•                  Protocol BT-22, involving a study of Antineoplastons A10 and AS2-1 in children with primary malignant brain tumors (study and special exception patients). Objective responses: 5 patients (1 patient with a complete response and 4 patients with a partial response); Stable disease: 8 patients.

•                  Protocol BT-23, involving a study of Antineoplastons A10 and AS2-1 in children with visual pathway glioma. Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 3 patients.

•                  Protocol CAN — 1, involving a study of Antineoplastons A-10 and AS2-1 in 35 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. Objective responses: 17 patients (12 patients with a complete response and 5 patients with a partial response); Stable disease: 11 patients.

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2014).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response**		Number and Percentage of Patients Showing Partial Response**		Number and Percentage of Patients Showing Stable Disease*		Number and Percentage of Patients Showing Progressive Disease**
BT-06*	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07*	102	69	2	2.9%	3	4.3%	5	7.2%	59	85.5%
BT-08	19	18	4	22.2%	0	0.0%	5	27.8%	9	50.0%
BT-09	40	31	4	12.9%	5	16.1%	12	38.7%	10	32.3%
BT-10	34	30	2	6.7%	5	16.7%	5	16.7%	18	60.0%
BT-11	40	31	5	16.1%	4	12.9%	8	25.8%	14	45.2%
BT-12	13	12	3	25.0%	1	8.3%	1	8.3%	7	58.3%
BT-13	11	9	5	55.6%	1	11.1%	3	33.3%	0	0.0%
BT-15	27	21	2	9.5%	3	14.3%	6	28.6%	10	47.6%
BT-18	20	17	3	17.6%	1	5.9%	3	17.6%	10	58.8%
BT-21	40	27	2	7.4%	2	7.4%	4	14.8%	19	70.4%
BT-22*	43	32	1	3.1%	4	12.5%	8	25.0%	19	59.4%
BT-23	12	8	3	37.5%	1	12.5%	3	37.5%	1	12.5%

*           includes Special Exception patients

**    percentage is calculated vs. evaluable patients

The Phase II Study according to Protocol CAN-1 included 35 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. The treatment with Antineoplastons A10 and AS2-1 resulted in 17 (48.6%) cases of objective responses and 11 (31.4%) cases of stable disease defined as less than 50% reduction, or less than 50% increase in size of the tumor mass, lasting for at least 12 weeks. The largest group of evaluable patients involved in the study had glioblastoma multiforme. Six of the cases were classified as complete and partial responses, four obtained stabilization and four developed progression of the disease.

Of the 2298 patients who have received at least one dose of Antineoplastons, the serious adverse events (SAEs) which have been experienced are as follows:  hemoglobin (grade 3: 3 patients; grade 4: 1 patient), extravasation (grade 3: 1 patient), pain related to the central venous catheter (grade 3: 1 patient), fatigue (grade 3: 2 patients; grade 4: 1 patient), fever (grade 3: 2 patients), injection site reaction (grade 3: 1 patient), vomiting (grade 3: 2 patients), hypernatremia (grade 3: 2 patients; grade 4: 28 patients; grade 5: 6 patients-not confirmed by autopsy), confusion (grade 3: 1 patient), seizure (grade 3: 1 patient), somnolence (grade 3: 8 patients; grade 4: 1 patient), pain: head/headache (grade 3: 2 patients) and pain: joint (grade 3: 1 patient). 491 out of 2298 patient s experienced hypernatremia that was possibly related to the study drug, regardless of severity.

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

Phase III Clinical Trials

On January 13, 2009, the Company announced that it reached an agreement with the FDA that enabled the Company to move forward immediately with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. The agreement was made under the FDA’s Special Protocol Assessment procedure and means that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval. However, the FDA placed a partial clinical hold on IND 43,742 regarding such Phase III clinical trial. Please see the section below entitled “Partial Clinical Hold on Phase II and Phase III Clinical Trials.” The study’s objective is to compare overall survival of children with newly-diagnosed, diffuse, intrinsic brainstem glioma (DBSG) who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

Partial Clinical Hold on Phase II and Phase III Clinical Trials

In a letter dated June 25, 2012, the Company informed the FDA of a serious adverse event in which a patient who was receiving Antineoplastons developed grade 4 hypernatremia and subsequently died. The Antineoplaston-related hypernatremia was categorized by the investigator as possibly related to the study drug.  Of the 2298 patients who have received at least one dose of Antineoplastons, the serious adverse events (SAEs) which have been experienced are as follows:  hemoglobin (grade 3: 0.13%; grade 4: 0.04%), extravasation (grade 3: 0.04%), pain (grade 3: 0.04%), fatigue (grade 3: 0.09%; grade 4: 0.04%), fever (grade 3: 0.09%), injection site reaction (grade 3: 0.04%), vomiting (grade 3: 0.09%), hypernatremia (grade 3: 0.09%; grade 4: 1.12%; grade 5: 0.26%), confusion (grade 3: 0.04%), seizure (grade 3: 0.04%), somnolence (grade 3: 0.35%; grade 4: 0.04%), pain: head/headache (grade 3: 0.09%) and pain: joint (grade 3: 0.04%).

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

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

In July 2014 and November 2014, the Texas Medical Board amended its complaint filed in January 2014 against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors. The Texas Medical Board made several new allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s medical practice act. Dr. Burzynski believes the allegations are without merit and intends to defend himself vigorously. The State Office of Administrative Hearings is not expected to hear this matter until sometime in November 2015. If an adverse outcome in the proceedings against Dr. Burzynski occurs, this may result in substantial harm to the Company and our business operations.

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

The Company’s use of Milestones to predict the benefits of Antineoplastons is relevant to the FDA approval process. If surrogate endpoints are used, for regular approval (i.e., the longstanding FDA route of drug approval based on the demonstration of clinical benefit) an applicant must show direct evidence of clinical benefit or improvement in an established surrogate for clinical benefit. For “accelerated approval,” a process potentially available for pharmaceutical agents that treat serious or life-threatening diseases and conditions, surrogate endpoints must be reasonably likely to predict clinical benefit. When appropriate, the Company intends to pursue opportunities for accelerated review of its products. However, the Company has not yet received any accelerated approvals for any of the Company’s product candidates.  The Company cannot predict the ultimate effect of this review process on the timing or likelihood of FDA review of any of its products. Adequacy as a surrogate endpoint for regular or accelerated approval is highly dependent upon a variety of factors including effect size, effect duration, and benefits of other available therapy.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company has historically spent approximately $40,000 per year on environmental compliance matters.  For the year ended February 28, 2015, the Company spent approximately $15,000 on environmental compliance matters. The Company expects to spend approximately $1,500 for repairs and upgrades during the fiscal year ending February 28, 2016.

Government Notices and Regulations

On March 15, 2013, the Company received a Notice of Inspectional Observations (FDA Form 483) from the FDA.  During an inspection, the FDA observed (1) failure to monitor the progress of an investigation conducted under the IND and (2) failure to obtain from an investigator sufficient financial information to allow complete and accurate certification or disclosure statements.  In response to the observations, the Company provided explanation as to the nature of monitoring procedures, initiated new monitoring practices (effective May 2013) engaging scientifically qualified individuals to conduct Good Clinical Practice (GCP) monitoring and project management, initiated a process to collect financial disclosure information from sub-investigators and amended protocols to reflect current understanding of response criteria.

On December 3, 2013, the Company received a Warning Letter from the FDA.  The FDA noted concerns regarding the (1) failure to ensure proper monitoring of the investigations and failure to ensure that the investigations are conducted in accordance with the general investigational plan and protocols contained in the IND; and (2) failure to obtain from an investigator sufficient financial information to allow the sponsor to submit complete and accurate certification or disclosure statements.  In order to address the FDA concerns, the Company provided information regarding ongoing review of patient information, agreed to submit protocol amendments to reflect current standard of practice for corticosteroid use, separated monitoring activities between the Company and the Burzynski Clinic, revised the informed consent and checklist, and updated financial disclosures.

No delays or other adverse impacts to the clinical program in general are expected, and the Company’s Phase 3 clinical trial will commence upon availability of funds.

Research and Development

The Company’s principal research and development efforts currently focus on Antineoplastons. The anticancer activity of these compounds has been documented in preclinical studies employing the methods of cell culture, pharmacology, cell biology, molecular biology, experimental therapeutics and animal models of cancer. At the level of Phase II clinical studies, the Company believes the anticancer activity of Antineoplastons is supported by preliminary results from FDA-authorized, Phase II clinical trials.

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

Total research and development costs for the fiscal years ended February 28, 2015 and February 28, 2014 were approximately $2,709,000 and $3,963,000, respectively.

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

Employees

As of February 28, 2015, the Company had one full-time employee.  None of the Company’s employees are parties to a collective bargaining agreement. The Company considers the relations with its employees to be good.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2015
First Quarter	$0.10	$0.04
Second Quarter	0.43	0.03
Third Quarter	0.22	0.10
Fourth Quarter	0.17	0.11

Fiscal year ended February 28, 2014
First Quarter	$0.16	$0.10
Second Quarter	0.13	0.07
Third Quarter	0.10	0.07
Fourth Quarter	0.08	0.07

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”).  In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2015, none of the aforementioned warrants have been exercised. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

As of May 1, 2015, there were approximately 2,000 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                        SELECTED FINANCIAL DATA

None.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2015 and February 28, 2014  and the results of operations for the fiscal years ended February 28, 2015 and February 28, 2014. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

On September 3, 2004, the FDA granted the Company’s request for “orphan drug designation” (“ODD”) for the Company’s Antineoplastons (A10 & AS2-1 Antineoplaston) for treatment of patients with brain stem glioma and, on October 30, 2008, the FDA granted the Company’s request for ODD for Antineoplastons (A10 and AS2-1 Antineoplaston) for the treatment of all gliomas.

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed diffuse, intrinsic brainstem gliomas (“DBSG”).  The agreement was made under the FDA’s Special Protocol Assessment (SPA) procedure, meaning that the design and planned analysis of the Phase III study of combination Antineoplastons A10 and AS2-1 (“ANP therapy”) plus radiation therapy (“RT”) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma (protocol “BT-52”), is acceptable to support a regulatory submission seeking new drug approval.  Protocol BT-52, at the FDA’s request, was revised in 2014 to study only patients with diffuse, intrinsic pontine gliomas (DIPG), which accounts for ~80% of brainstem gliomas. The study is a randomized, international phase III study of combination ANP therapy + RT vs. RT alone in patients with newly diagnosed DIPG in order to assess overall survival and tolerability.  The study’s objective is to evaluate overall survival of patients with newly-diagnosed DIPG who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.  Safety is also being assessed.  The study of BT-52 will commence upon availability of funds.

On September 16, 2013, the Company notified the FDA that it had withdrawn protocol BT-54 from further consideration. This was to be a randomized phase III study of combination Antineoplaston therapy vs. Temozolomide in children ages > 6 months to < 18 years with recurrent and/or progressive optic pathway glioma, after Carboplatin or Cisplatin Therapy, in order to assess progression free survival and tolerability. However, after SPA, the FDA advised the Company that it would not receive approval for the proposed BT-54 Phase III clinical trial.

Results of Operations

Fiscal Year Ended February 28, 2015 Compared to Fiscal Year Ended February 28, 2014

Research and development costs were approximately $2,709,000 and $3,963,000 for the fiscal years ended February 28, 2015 and 2014, respectively.  The decrease of $1,254,000 or 32% was due to a decrease in material costs of $114,000, a decrease in personnel costs of $1,125,000, and a decrease in facility and equipment costs of $47,000, offset by an increase in other research and development costs of $7,000 and an increase in consulting and quality control costs of $25,000, as a result of cost cuts made due to a decrease in production related to clinical trial holds.

General and administrative expenses were approximately $183,000 and $308,000 for the fiscal years ended February 28, 2015 and 2014, respectively.  The decrease of $125,000 or 41% was due to a decrease in legal and professional fees of $118,000, and a decrease in other general and administrative expenses of $7,000, as a result of cost cuts made due to a decrease in production related to clinical trial holds.

The Company had net losses of approximately $2,892,000 and $4,272,000 for the fiscal years ended February 28, 2015 and 2014, respectively.  The decrease in the net loss from 2014 to 2015 was primarily due to an overall decrease in research and development cost and a decrease in general and administrative expenses of the Company described above.  As of February 28, 2015, the Company had a total stockholders’ deficit of approximately $(138,000).

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

The Company estimates that it will spend approximately $1.8 million in the fiscal year ending February 28, 2016. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Annual Financial Statements, Notes to Financial Statements and the report of Pannell Kerr Forster of Texas, P.C. (“PKF”), independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-2.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2015, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	71	Director and President
Barbara Burzynski, M.D.	73	Director
Carlton Hazlewood, Ph.D.	78	Director
Gregory S. Burzynski, M.D.	34	Director
Patryk P. Goscianski, M.B.A.	36	Treasurer and Secretary
Tomasz Janicki, M.D.	48	Vice President of Clinical Trials

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of over 300 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 244 patents covering 43 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

TOMASZ JANICKI, M.D. was appointed as the Vice President of Clinical Trials of the Company on March 1, 2012.  Dr. Janicki currently works at Burzynski Clinic. Dr. Janicki joined Burzynski Clinic in 1997 as Research Associate and has served as Director of Medical Documentation at Burzynski Clinic since 2002.  Dr. Janicki has been involved in the administrative oversight of the Research Department at Burzynski Clinic, and has co-authored 67 publications and presentations for the advancement and acceleration of research and clinical trials at Burzynski Clinic. Dr. Janicki received his M.D. degree from Medical University in Wroclaw, Poland. Dr. Janicki is the son-in-law of Dr. Stanislaw Burzynski.

Audit Committee Financial Expert

The Company has not established an Audit Committee. Therefore, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2015 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President and Chairman of the Board of Directors (1)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A., Treasurer and Secretary (2)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice President of Clinical Trials (3)	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2015, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)         Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2015. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)         All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

(3)         All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2016, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2015 and February 28, 2014, respectively:

	2015	2014

Audit Fees	$44,000	$44,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$44,000	$44,000

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2015 or 2014.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2015 or 2014.

All Other Fees were for services other than the services reported above.  There were no other Fees incurred in fiscal years 2015 or 2014.

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

Date: May 29, 2015

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2015
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 29, 2015
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2015
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2015
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 29, 2015
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2015 and February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

May 29, 2015
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2015 and 2014

	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$2,280	$229

Total current assets	2,280	229

Property and equipment, net of accumulated depreciation	1,368	2,052

Total assets	$3,648	$2,281

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$99,893	$114,320
Accrued liabilities	42,098	38,583

Total current liabilities	141,991	152,903

Total liabilities	141,991	152,903

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2015 and 2014	131,449	131,449
Additional paid-in capital	114,993,920	112,089,593
Retained deficit	(115,263,712)	(112,371,664)

Total stockholders’ deficit	(138,343)	(150,622)

Total liabilities and stockholders’ deficit	$3,648	$2,281

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2015 and 2014

	2015	2014

Operating expenses
Research and development	$2,708,597	$3,963,418
General and administrative	182,834	307,683
Depreciation	684	684

Total operating expenses	2,892,115	4,271,785

Operating loss before other income	(2,892,115)	(4,271,785)

Other income	67	—

Loss before provision for income tax	(2,892,048)	(4,271,785)

Income tax expense	—	—

Net loss	$(2,892,048)	$(4,271,785)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2013	131,448,444	$131,449	$107,883,768	$(108,099,879)	$(84,662)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	437,400	—	437,400

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	3,768,425	—	3,768,425

Net loss	—	—	—	(4,271,785)	(4,271,785)

Balance February 28, 2014	131,448,444	131,449	112,089,593	(112,371,664)	(150,622)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	355,729	—	355,729

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	2,548,598	—	2,548,598

Net loss	—	—	—	(2,892,048)	(2,892,048)

Balance February 28, 2015	131,448,444	$131,449	$114,993,920	$(115,263,712)	$(138,343)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,892,048)	$(4,271,785)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	684	684
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	2,548,598	3,768,425
Change in operating assets and liabilities
Accounts payable	(14,427)	66,819
Accrued liabilities	3,515	(2,506)

NET CASH USED IN OPERATING ACTIVITIES	(353,678)	(438,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	355,729	437,400

NET CASH PROVIDED BY FINANCING ACTIVITIES	355,729	437,400

NET INCREASE (DECREASE) IN CASH	2,051	(963)

CASH AT BEGINNING OF YEAR	229	1,192

CASH AT END OF YEAR	$2,280	$229

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Taxes	$0	$0

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Background, Basis of Presentation, Economic Dependency and Significant Accounting Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (the “Company” or “BRI”), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for Antineoplaston drugs used in the treatment of cancer.  These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of over 81.0% of the outstanding common stock of the Company, and also is the inventor and original patent holder of certain drug products known as “Antineoplastons,” which he has licensed to the Company.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2015, the Company had a working capital deficit of approximately $140,000 and accumulated deficit of approximately $115,264,000.  For the years ended February 28, 2015 and 2014 the Company incurred losses of approximately $2,892,000 and $4,272,000, respectively.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting interim periods, disclosure, and transition. For the years ended February 28, 2015 and 2014, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2015 and 2014, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Stock Options and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee officers based on estimated fair values as of the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period.

The Company accounts for share-based payments to non-employees, with guidance provided by FASB ASC 505-50, Equity-Based Payments to Non-Employees.

The Company did not grant any options and no options previously granted vested in any of the periods presented in these financial statements. Thus, there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 718 or FASB 505-50 in any of the periods presented.

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

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent.  The 2005 U.S. Patent was issued in September 2005 and expires July 31, 2018.

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

8.                                      Effective March 1, 2014, the term of the Research Funding Agreement was extended to February 28, 2015, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2015 and 2014, respectively:

	2015	2014

Capital contributed	$355,729	$437,400
Clinical trial costs paid direct	$2,548,598	$3,768,425

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 28, 2015 and 2014, respectively:

	Estimated Useful Lives	2015	2014

Furniture and equipment	5 - 10 years	$22,415	$22,415
Total property and equipment		22,415	22,415
Accumulated depreciation		(21,047)	(20,363)
		$1,368	$2,052

Depreciation expense for the years ended February 28, 2015 and 2014 was $684 and $684, respectively.

4.                                      Employee Benefits:

The employees of the Company and SRB participate in a self-funded employee benefit plan providing health care benefits for all its employees. It also provides for them group dental insurance, short-term and long-term disability insurance, and life insurance.  Prior to July 1, 2014, the Company offered two plans to employees, both of which had a $600 deductible, varying out-of-pocket maximums, and a maximum lifetime benefit of $2,000,000 per covered participant. Effective July 1, 2014, the Company changed to a Minimal Essential Coverage (“MEC”) plan, for which there is no deductible, a $6,350 per individual or $12,700 per family out-of-pocket maximum, and an unlimited maximum lifetime benefit per covered participant. Employees pay pre-tax premiums from $0 to $305 per month depending upon the insurance coverage selected by the employee.

Prior to July 1, 2014, the Company had stop-loss insurance to limit the company from exposure arising from claims. Benefits payable by the Company were limited to $35,000 per person during the policy year.  Effective July 1, 2014, the stop-loss insurance was discontinued upon adopting the MEC plan. The Company charged to operations a provision of $192,041 for 2015 and $363,031 for 2014, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

The Company has a qualified 401(k) plan which covers substantially all employees meeting certain eligibility requirements.  Participants may contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it can match a portion of the participants’ contributions.  The Company’s matching contribution was $420 and $699 for the years ended February 28, 2015 and 2014, respectively.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases maturing in one to four years.  Rent expense incurred under these leases was approximately $92,034 and $90,752 for the years ended February 28, 2015 and 2014, respectively.

Future minimum lease payments for the two years subsequent to February 28, 2015 are as follows:

2016	$34,562
2017	20,172
$54,734

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Rent expense totaled $279,743 and $269,401 for 2015 and 2014, respectively.

6.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2015 and 2014 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2015	2014

Expected benefit	$(983,296)	$(1,452,407)
Effect of expenses deducted directly by Dr. Burzynski	983,296	1,452,407
Other adjustments	4,175	(22,426)
Change in valuation allowance	(4,175)	22,426

Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$235,514	$237,916
Excess book (tax) depreciation	(462)	(591)
Accrued expenses	366	2,268
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	278,021	282,196
Less valuation allowance	(278,021)	(282,196)
Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $692,689 as of February 28, 2015.  The net operating loss carryforwards expire as of February 28 or 29 of the following years:

2020	$42,912	2028	$7,737
2021	$24,116	2029	$31,868
2022	$67,855	2030	$—
2023	$73,401	2031	$—
2024	$69,394	2032	$—
2025	$13,475	2033	$207,097
2026	$46,972	2034	$76,642
2027	$31,220	2035	$—

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2015.

7.                                     Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2015.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2015, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

8.                                     Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2015 the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce Antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase Antineoplaston products to treat up to 1,000 patients at cost plus 10%.

The Company produced Antineoplaston products and treated 5 patients during the year ended February 28, 2015 and 16 patients during the year ended February 28, 2014.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 59% of the chemicals used in producing Antineoplastons from one supplier during the year ended February 28, 2015 and 91% during the year ended February 28, 2014.  The Company has established additional vendors to supply these chemicals should there be a loss of this supplier.