Form 10-Q
period 2015-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2015-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2015, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	May 31,	February 28,
	2015	2015

ASSETS

Current assets
Cash and cash equivalents	$480	$2,280
TOTAL CURRENT ASSETS	480	2,280

Property and equipment, net of accumulated depreciation of $21,218 and $21,047 at May 31, 2015 and February 28, 2015, respectively	1,197	1,368

TOTAL ASSETS	$1,677	$3,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$81,523	$99,893
Accrued liabilities	50,976	42,098
CURRENT AND TOTAL LIABILITIES	132,499	141,991

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at May 31, 2015 and February 28, 2015	131,449	131,449
Additional paid-in capital	115,625,966	114,993,920
Retained deficit	(115,888,237)	(115,263,712)

TOTAL STOCKHOLDERS’ DEFICIT	(130,822)	(138,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,677	$3,648

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2015	2014
Operating expenses
Research and development	$572,235	$780,290
General and administrative	52,119	60,427
Depreciation	171	171
TOTAL OPERATING EXPENSES	624,525	840,888

Operating loss before other income	(624,525)	(840,888)

Other income	—	—

Loss before provision for income tax	(624,525)	(840,888)

Provision for income tax	—	—

NET LOSS	$(624,525)	$(840,888)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2015

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2015	131,448,444	$131,449	$114,993,920	$(115,263,712)	$(138,343)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	76,783	—	76,783

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	555,263	—	555,263

Net loss	—	—	—	(624,525)	(624,525)

Balance May 31, 2015	131,448,444	$131,449	$115,625,966	$(115,888,237)	$(130,822)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(624,525)	$(840,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	171
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	555,263	730,619
Changes in operating assets and liabilities
Accounts payable	(18,370)	(5,900)
Accrued liabilities	8,878	(13,022)

NET CASH USED IN OPERATING ACTIVITIES	(78,583)	(129,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	76,783	130,675

NET CASH PROVIDED BY FINANCING ACTIVITIES	76,783	130,675

NET INCREASE (DECREASE) IN CASH	(1,800)	1,655

CASH AT BEGINNING OF PERIOD	2,280	229

CASH AT END OF PERIOD	$480	$1,884

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.                                              BASIS OF PRESENTATION

The financial statements of Burzynski Research Institute, Inc. (the Company), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for Antineoplaston drugs used in the treatment of cancer.  These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital.  Other funds received from Dr. Burzynski have also been reported as additional paid-in capital.  Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements.  Dr. Burzynski is the President, Chairman of the Board and owner of approximately 81.0% of the outstanding common stock of the Company, and also is the inventor and original patent holder of certain drug products knows as “Antineoplastons,” which he has licensed to the Company.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2015 and February 28, 2015, results of operations for the three months ended May 31, 2015 and 2014, and cash flows for the three months ended May 31, 2015 and 2014.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015.

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

NOTE C.                                              STOCK OPTIONS AND WARRANTS

At May 31, 2015, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2015.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of May 31, 2015, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2015 and 2014, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three months ended May 31, 2015 and 2014 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2015	2014

Expected income tax benefit	$(212,339)	$(285,902)
Effect of expenses deducted directly by Dr. Burzynski	212,339	285,902
Nondeductible expenses and other adjustments	(2,557)	(6,937)
Change in valuation allowance	2,557	6,937
State tax	—	—

Income tax expense	$—	$—

At May 31, 2015, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $275,464. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At May 31, 2015 the Company had net operating loss carryforwards available to offset future taxable income in the amount of $684,997 which may be carried forward and will expire if not used between 2020 and 2034.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2015, and the results of operations comparing the three months ended May 31, 2015 and 2014.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2015.

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

Results of Operations

Three Months Ended May 31, 2015 Compared to Three Months Ended May 31, 2014

Research and development costs were approximately $572,000 and $780,000 for the three months ended May 31, 2015 and 2014, respectively.  The decrease of $208,000 or 27% was due to decreases in personnel costs of $210,000, facility and equipment costs of $6,000, and other research and development costs of $2,000, offset by an increase in quality control costs of $10,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $52,000 and $60,000 for the three months ended May 31, 2015 and 2014, respectively.  The decrease of $8,000 or 14% was due to a decrease in legal and professional  fees of $8,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

The Company had net losses of approximately $625,000 and $841,000 for the three months ended May 31, 2015 and 2014, respectively.  The decrease in the net loss from 2014 to 2015 is primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2016.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1.2 million during the remaining three quarters of the fiscal year ending February 28, 2016.  The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA-approved clinical trials.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2015