Form 10-Q
period 2015-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2016-01-14
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 30, 2015, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	November 30,	February 28,
	2015	2015

ASSETS

Current assets
Cash and cash equivalents	$590	$2,280
TOTAL CURRENT ASSETS	590	2,280

Property and equipment, net of accumulated depreciation of $21,560 and $21,047 at November 30, 2015 and February 28, 2015, respectively	855	1,368

TOTAL ASSETS	$1,445	$3,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$87,407	$99,893
Accrued liabilities	40,490	42,098
CURRENT AND TOTAL LIABILITIES	127,897	141,991

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at November 30, 2015 and February 28, 2015	131,449	131,449
Additional paid-in capital	116,600,830	114,993,920
Retained deficit	(116,858,731)	(115,263,712)

TOTAL STOCKHOLDERS’ DEFICIT	(126,452)	(138,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,445	$3,648

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2015	2014
Operating expenses
Research and development	$432,981	$654,260
General and administrative	27,041	53,218
Depreciation	171	171
TOTAL OPERATING EXPENSES	460,193	707,649

Operating loss before other income	(460,193)	(707,649)

Other income	—	67

Loss before provision for income tax	(460,193)	(707,582)

Provision for income tax	—	—

NET LOSS	$(460,193)	$(707,582)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended November 30,
	2015	2014
Operating expenses
Research and development	$1,490,729	$2,138,726
General and administrative	103,777	135,988
Depreciation	513	513
TOTAL OPERATING EXPENSES	1,595,019	2,275,227

Operating loss before other income	(1,595,019)	(2,275,227)

Other income	—	67

Loss before provision for income tax	(1,595,019)	(2,275,160)

Provision for income tax	—	—

NET LOSS	$(1,595,019)	$(2,275,160)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended November 30, 2015

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2015	131,448,444	$131,449	$114,993,920	$(115,263,712)	$(138,343)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	155,683	—	155,683

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	1,451,227	—	1,451,227

Net loss	—	—	—	(1,595,019)	(1,595,019)

Balance November 30, 2015	131,448,444	$131,449	$116,600,830	$(116,858,731)	$(126,452)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,595,019)	$(2,275,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	513	513
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	1,451,227	1,995,392
Changes in operating assets and liabilities
Accounts payable	(12,486)	(23,331)
Accrued liabilities	(1,608)	(14,676)

NET CASH USED IN OPERATING ACTIVITIES	(157,373)	(317,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	155,683	319,029

NET CASH PROVIDED BY FINANCING ACTIVITIES	155,683	319,029

NET (DECREASE) INCREASE IN CASH	(1,690)	1,767

CASH AT BEGINNING OF PERIOD	2,280	229

CASH AT END OF PERIOD	$590	$1,996

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2015 and February 28, 2015, results of operations for the three and nine months ended November 30, 2015 and 2014, and cash flows for the nine months ended November 30, 2015 and 2014.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015.

NOTE B.               ECONOMIC DEPENDENCY

The Company has not generated significant revenues since its inception and has suffered losses from operations, has a working capital deficit and has an accumulated Stockholders’ deficit.  Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has entered into various agreements to continue such funding.

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

NOTE C.               STOCK OPTIONS AND WARRANTS

At November 30, 2015, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of November 30, 2015.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of November 30, 2015, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.               LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the nine months ended November 30, 2015 and 2014, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the nine months ended November 30, 2015 and 2014 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2015	2014

Expected income tax benefit	$(156,465)	$(240,577)
Effect of expenses deducted directly by Dr. Burzynski	156,465	240,577
Nondeductible expenses and other adjustments	(1,178)	(6,325)
Change in valuation allowance	1,178	6,325
State tax	—	—

Income tax expense	$—	$—

	Nine Months Ended November 30,
	2015	2014

Expected income tax benefit	$(542,306)	$(773,554)
Effect of expenses deducted directly by Dr. Burzynski	542,306	773,554
Nondeductible expenses and other adjustments	(4,043)	(13,453)
Change in valuation allowance	4,043	13,453
State tax	—	—

Income tax expense	$—	$—

At November 30, 2015, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $273,978. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At November 30, 2015 the Company had net operating loss carryforwards available to offset future taxable income in the amount of $681,362 which may be carried forward and will expire if not used between 2020 and 2035.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2015, and the results of operations comparing the three and nine month periods ended November 30, 2015 and 2014.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2015.

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

On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under investigational new drug application (“IND”) 43,742.  The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1)(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use.  The FDA advised the Company that until it resolved the matter to the FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND.  The Company later notified the FDA in a September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43,742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study.

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

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

In July 2014 and November 2014, the Texas Medical Board amended its complaint filed in January 2014 against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors. The Texas Medical Board made several new allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s medical practice act. Dr. Burzynski believes the allegations are without merit and intends to defend himself vigorously. The State Office of Administrative Hearings heard the matter in November 2015, but has not yet made a ruling. If an adverse outcome in the proceedings against Dr. Burzynski occurs, this may result in substantial harm to the Company and our business operations.

Results of Operations

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Research and development costs were approximately $433,000 and $654,000 for the three months ended November 30, 2015 and 2014, respectively.  The decrease of $221,000 or 34% was due to decreases in personnel costs of $205,000, quality control costs of $9,000, facility and equipment costs of $8,000, and other research and development costs of $1,000, offset by increases in material costs of $2,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $27,000 and $53,000 for the three months ended November 30, 2015 and 2014, respectively.  The decrease of $26,000 or 49% was due to a decrease in legal and professional  fees of $26,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

The Company had net losses of approximately $460,000 and $708,000 for the three months ended November 30, 2015 and 2014, respectively.  The decrease in the net loss from 2014 to 2015 is primarily due to an overall decrease in research and development costs and a decrease  in general and administrative expenses of the Company as described above.

Nine Months Ended November 30, 2015 Compared to Nine Months Ended November 30, 2014

Research and development costs were approximately $1,491,000 and $2,139,000 for the nine months ended November 30, 2015 and 2014, respectively.  The decrease of $648,000 or 30% was due to decreases in personnel costs of $618,000, quality control costs of $25,000 and other research and development costs of $16,000, offset by an increase in material costs of $9,000 and facility and equipment costs of $2,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

General and administrative expenses were approximately $104,000 and $136,000 for the nine months ended November 30, 2015 and 2014, respectively.  The decrease of $32,000 or 24% was due to a decrease in legal and professional  fees of $32,000, as a result of cost cuts made due to a decrease in production related to Clinical Trial holds.

The Company had net losses of approximately $1,595,000 and $2,275,000 for the nine months ended November 30, 2015 and 2014, respectively.  The decrease in the net loss from 2014 to 2015 is primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 29, 2016.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $300,000 during the remaining quarter of the fiscal year ending February 29, 2016.  While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 14, 2016