Form 10-K
period 2016-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2016-06-13
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2015, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,747,784, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2016, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 29, 2016

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

The Company received IRB approval on February 4, 2015 for FDA reviewed, open label, phase II study of Antineoplaston A10 and AS2-1 in patients with a Diffuse Intrinsic Brainstem Glioma (DIPG) in five treatment groups based on patients age and prior treatment. The first patient was enrolled in April 2016. Currently, the company has one ongoing Phase II clinical trial and the Phase III clinical trial has not yet started enrollment.

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

Fourteen publications by Burzynski Clinic resulting from the trials have been published in peer-reviewed medical journals:  (1) Burzynski, S.R., Janicki, T.J., Burzynski, G.S.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent anaplastic astrocytoma. Final report (Protocol BT-15). Cancer Clin Oncol 2015; in press; (2) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in patients with brainstem gliomas.  The report on non-diffuse intrinsic pontine glioma (Protocol BT-11). J Cancer Ther 2015;6:334-344; (3) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with newly-diagnosed anaplastic astrocytoma. Final report (Protocol BT-08). Cancer Clin Oncol 2015;4(1):28-38; (4) Burzynski, S.R., Janicki, T.J., Burzynski, G.S.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent glioblastoma multiforme. Final report (Protocol BT-21). J Cancer Ther 2014;5:946-956; (5) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A., Brookman, S.  A phase II study of antineoplastons A10 and AS2-1 in children with recurrent, refractory or progressive primary brain tumors. Final report (Protocol BT-22). J Cancer Ther 2014;5:977-988; (6) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in children with high-grade glioma. Final report (Protocol BT-06), and review of recent trials. J Cancer Ther 2014;5:565-577; and (7) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. The response and survival of children with recurrent diffuse intrinsic pontine glioma based on phase II study of antineoplastons A10 and AS2-1 in patients with brainstem glioma. Child’s Nervous System 2014;30(12):2051-2061; (8)Burzynski, S., Janicki, T., Burzynski, G., Marszalek, A. Long-term survival (>13 years) in a child with recurrent diffuse pontine gliosarcoma: A case report. J Ped Hematol Oncol 2013; doi: 10.1097/MPH.0000000000000020; (9)Burzynski S.R., Burzynski G.S., Janicki T.J. Recurrent glioblastoma multiforme - A strategy for long-term survival. Journal of Cancer Therapy, 2014,5,957-976; (10)Burzynski, S.R., Burzynski,. Marszalek, A., Janicki, J., Martinez-Canca, J. Long-term survival (over 20 years), complete response and normal childhood development in medulloblastoma treated with Antineoplastons A10 and AS2-1. J Neurol Stroke 2015, 2(3): 00054; (11)Burzynski, S.R., Burzynski, G.S., Marszalek, A., Janicki, T.J., Martinez-Canca, J.F. Long-term survival over 21 years and pathologically confirmed complete response in pediatric anaplastic astrocytoma: A case report. J Neurol Stroke 2015;2(6):00072; (12)Burzynski, S.R., Janicki, J., Burzynski, G. Comprehensive genomic profiling of recurrnt classic glioblastoma in a patient surviving eleven years following antineoplaston therapy. Cancer Clin Oncol 2015;4(2)41-52; (13)Burzynski, S.R., Burzynski, G., Janicki, J., Marszalek, A. Complete response and Long-term survival (>20 years) of a child with tectal glioma: A case report. Pediatr Neurosurg DOI: 10.1159/000369907; (14) Burzynski, S.R., Janicki, J., Burzynski, G. A phase II study of Antineoplastons A10 and AS2-1 adult patients with primary brain tumors. Final Report (Protocol BT-09) Journal of Cancer Therapy, 2015, 6, 1063-1074.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (15) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials.  The efficacy of the Company’s trials is determined by the protocol specified endpoint of “objective response” (i.e., significant shrinkage or disappearance of the tumor).  Several types of controls are acceptable to the FDA. One of these is a “Historic Control.” Under a Historic Control if the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease. For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death. If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug. The results of other clinical trials conducted or published when the Company’s protocol were active are used by us as historical control.

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

Certain prospective Phase II protocols which reached a Milestone as of February 29, 2016:

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

•                  Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma. Objective responses: 5 patients (4 patients with a complete response and 1 patient with a partial response); Stable disease: 4 patients.

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

•                  Protocol CAN-1, involving a study of Antineoplastons A-10 and AS2-1 in 35 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. Objective responses: 17 patients (12 patients with a complete response and 5 patients with a partial response); Stable disease: 11 patients.

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2015).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response**		Number and Percentage of Patients Showing Partial Response**		Number and Percentage of Patients Showing Stable Disease**		Number and Percentage of Patients Showing Progressive Disease**
BT-06*	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07*	102	69	2	2.9%	3	4.3%	5	7.2%	59	85.5%
BT-08	19	18	3	16.7%	1	5.5%	5	27.8%	9	50.0%
BT-09	40	31	4	12.9%	5	16.1%	12	38.7%	10	32.3%
BT-10	34	30	2	6.7%	5	16.7%	5	16.7%	18	60.0%
BT-11	40	31	5	16.1%	4	12.9%	8	25.8%	14	45.2%
BT-12	13	12	3	25.0%	1	8.3%	1	8.3%	7	58.3%
BT-13	11	9	4	44.4%	1	11.1%	4	44.4%	0	0.0%
BT-15	27	21	2	9.5%	3	14.3%	6	28.6%	10	47.6%
BT-18	20	17	3	17.6%	1	5.9%	3	17.6%	10	58.8%
BT-21	40	27	2	7.4%	2	7.4%	4	14.8%	19	70.4%
BT-22*	43	32	1	3.1%	4	12.5%	8	25.0%	19	59.4%
BT-23	12	8	2	25.0%	2	25.0%	3	37.5%	1	12.5%

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

Of the 2,298 patients who have received at least one dose of Antineoplastons, the serious adverse events (SAEs) which have been experienced are as follows:  hemoglobin (grade 3: 3 patients; grade 4: 1 patient), extravasation (grade 3: 1 patient), pain related to the central venous catheter (grade 3: 1 patient), fatigue (grade 3: 2 patients; grade 4: 1 patient), fever (grade 3: 2 patients), injection site reaction (grade 3: 1 patient), vomiting (grade 3: 2 patients), hypernatremia (grade 3: 2 patients; grade 4: 28 patients; grade 5: 6 patients-not confirmed by autopsy), confusion (grade 3: 1 patient), seizure (grade 3: 1 patient), somnolence (grade 3: 8 patients; grade 4: 1 patient), pain: head/headache (grade 3: 2 patients) and pain: joint (grade 3: 1 patient). 491 out of 2,298 patients experienced hypernatremia that was possibly related to the study drug, regardless of severity.

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

The partial clinical hold was lifted by FDA on June 20, 2014 for protocol BT-52 and the FDA concluded that Phase III protocol BT-52 may be initiated as well. Please see the section below entitled “Partial Clinical Hold on Phase II and Phase III Clinical Trials.” The study’s objective is to compare overall survival of children with newly-diagnosed, diffuse, intrinsic brainstem glioma (DBSG) who receive combination Antineoplastons A10 and AS2-1 plus RT versus RT alone.

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

On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under investigational new drug application (“IND”) 43,742.  The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1)(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use.  The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND.  The Company later notified the FDA in a

September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43,742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study. As of February 17, 2015, all patients discontinued treatment under protocol BT-10 and such protocol was closed as of March 10, 2015.

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

Additionally, the Company received IRB approval on February 4, 2015 for FDA reviewed, open label, phase II study of Antineoplaston A10 and AS2-1 in patients with a Diffuse Intrinsic Brainstem Glioma (DIPG) in five treatment groups based on patients age and prior treatment. The first patient was enrolled in April 2016.

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

In July 2014 and November 2014, the Texas Medical Board amended its complaint filed in January 2014 against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors. The Texas Medical Board made several new allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s medical practice act. Dr. Burzynski believes the allegations are without merit and intends to defend himself vigorously. The State Office of Administrative Hearings heard the matter in November  2015 and January 2016 but has not yet made a ruling. If an adverse outcome in the proceedings against Dr. Burzynski occurs, this may result in substantial harm to the Company and our business operations.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. The Company has historically spent approximately $40,000 per year on environmental compliance matters.  For the year ended February  29, 2016, the Company spent approximately $5,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2017.

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

No delays or other adverse impacts to the clinical program in general are expected . The Company received IRB approval on February 4, 2015 for FDA reviewed, open label, phase II study of Antineoplaston A10 and AS2-1 in patients with a Diffuse Intrinsic Brainstem Glioma (DIPG) in five treatment groups based on patients age and prior treatment. The first patient was enrolled in April 2016.

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

Total research and development costs for the fiscal years ended February 29, 2016, and February 28, 2015 were approximately $1,847,000 and $2,709,000, respectively.

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

Employees

As of February  29, 2016, the Company had no full-time employee.

ITEM 1A.               RISK FACTORS

An investment in our common stock involves significant risks. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K, including our financial statements and related notes, before you decide to invest in our common stock. If any of the following risks or uncertainties actually occurs, our business, results of operations or financial condition could be materially harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are those that we currently believe may materially affect us; however, they may not be the only ones that we face. Additional risks and uncertainties of which we are unaware or currently deem immaterial may also become important factors that may harm our business.

Risks Relating to our Business

Products that appear promising in research and development may be delayed or may fail to reach later stages of clinical development.

The successful development of pharmaceutical products is highly uncertain. Products that appear promising in research and development may be delayed or fail to reach later stages of development. Additionally, the ongoing or future trials for Antineoplaston may fail to demonstrate that our product candidate is sufficiently safe and effective to warrant further development. Furthermore, decisions regarding the further development of product candidates must be made with limited and incomplete data, which makes it difficult to accurately predict whether the allocation of limited resources and the expenditure of additional capital on specific product candidates will result in desired outcomes. Preclinical and clinical data can be interpreted in different ways, and negative or inconclusive results or adverse medical events during a clinical trial could delay, limit or prevent the development of a product candidate, which could harm our business, financial condition or the trading price of our securities. There can be no assurance as to whether or when we will receive regulatory approvals for any of our product candidates.

There is no assurance that Antineoplaston will be safe, effective or receive regulatory approval.

The risks associated with the development of Antineoplaston are significant. Clinical data may fail to establish that Antineoplaston is effective in treating brain cancer or may indicate safety profile concerns not indicated by our current clinical data. If the results of our current trials or of future trials do not indicate a favorable safety and efficacy profile for Antineoplaston, or otherwise fail to support the continued development of Antineoplaston, a substantial decline in the price of our common stock could result. There can be no assurance as to whether we will be able to successfully develop and commercialize Antineoplaston.

Our source of funding is limited.  If we fail to obtain additional financing when needed, we may be unable to complete the development, regulatory approval and commercialization of Antineoplaston.

The Company has incurred negative cash flows since inception, and expects to continue to expend substantial funds to continue its research and development programs.  The Company’s existing resources may be insufficient to fund the Company’s operating expenses and capital requirements.  The Company’s sole source of funding for its operations has been and continues to be payments made by Dr. Burzynski from funds generated from Dr. Burzynski’s medical practice pursuant to the Research Funding Agreement. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. Because the Company currently is entirely dependent upon the contributions for research provided by Dr. Burzynski under the Research Funding Agreement, the Company would not be able to continue conducting its clinical trials if Dr. Burzynski ceased funding the Company’s research. In such event, the Company would be required to find immediate funding which may not be available on acceptable terms or at all. If this were to occur and the Company were not able to find adequate sources of funding, the Company would be required to cease operations. Even with Dr. Burzynski’s continued contributions under the Research Funding Agreement, the Company may be required to seek additional capital through equity or debt financing or the sale of assets until the Company’s operating revenues are sufficient to cover operating costs and provide positive cash flow; however, there can be no assurance that the Company will be able to raise such additional capital on acceptable terms to the Company. In addition, there can be no assurance that the Company will achieve positive operating cash flow.

If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our actual capital requirements will depend on numerous factors, including:

•                  activities and arrangements related to the commercialization of our product candidates;

•                  the progress of our research and development programs;

•                  the progress of pre-clinical and clinical testing of our product candidates;

•                  the time and cost involved in obtaining regulatory approvals for our product candidates;

•                  the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

•                  our capacity to enter into collaborative or licensing agreements;

•                  the effect of competing technological and market developments; and

•                  the terms of any collaborative, licensing and other arrangements that we may establish.

If we require additional financing and cannot secure sufficient financing on acceptable terms, we may need to delay, reduce or eliminate some or all of our research and development programs, any of which could have a material adverse effect on our business and financial condition.

We have a history of net losses, we anticipate additional losses and we may not become profitable.

We have incurred net losses in each fiscal year since we commenced our research activities. Our losses have resulted primarily from expenses incurred in research and development of our product candidate. We may make significant capital commitments to fund the development of our product candidates. If these development efforts are unsuccessful, the development costs would be incurred without any future revenue, which could have a material adverse effect on our financial condition. We do not know when or if we will complete our product development efforts, receive regulatory approval for any of our product candidates, or successfully commercialize any approved products. As a result, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure of our products to complete successful clinical trials and obtain regulatory approval and any failure to become and remain profitable could adversely affect the price of our common stock and our ability to raise capital and continue operations.

The failure to enroll patients for clinical trials may cause delays in developing our product candidates.

We may encounter delays if we are unable to enroll enough patients to timely initiate or complete clinical trials. Patient enrollment depends on many factors, including, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial and competition for patients in completing trials. We are focused on the treatment of cancer patients, which can be a difficult patient population to recruit. If we fail to enroll patients for clinical trials, our clinical trials may be delayed or suspended, which could delay our ability to generate revenues or raise capital to fund our operations.

There is no assurance that we will be granted regulatory approval for Antineoplaston.

There can be no assurance that our clinical trials for Antineoplaston will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals. A number of companies in the biotechnology and pharmaceutical industries, including our company, have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Further, we may be unable to submit applications to regulatory agencies within the time frame we currently expect. Once submitted, applications must be approved by various regulatory agencies before we can commercialize the product described in the application. Additionally, even if applications are submitted, regulatory approval may not be obtained for any of our product candidates, and regulatory agencies could require additional studies to verify safety or efficacy, which could make further development of our product candidates impracticable. If our product candidates are not shown to be safe and effective in clinical trials, we may not receive regulatory approval, which would have a material adverse effect on our business, financial condition and results of operations.

Clinical trials are expensive and time consuming, and any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.

Our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

•                  safety issues or side effects;

•                  delays in patient enrollment and variability in the number and types of patients available for clinical trials, including the placement by the FDA of any clinical hold for the enrollment of new patients;

•                  poor effectiveness of product candidates during clinical trials;

•                  governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

•                  our ability to obtain regulatory approval to commence a clinical trial and conduct a trial in accordance with good clinical practices;

•                  our ability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials; and

•                  varying interpretation of data by the FDA and similar foreign regulatory agencies.

It is possible that Antineoplaston will never complete clinical trials in any of the markets in which we intend to sell those product candidates. Accordingly, we may not receive the regulatory approvals necessary to market Antineoplaston. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for product candidates would prevent or delay their commercialization and severely harm our business and financial condition.

We depend on the Burzynski Clinic (and, possibly, in the future, other third-parties) to conduct and manage our clinical trials. If the Burzynski Clinic and these other third-parties do not successfully carry out their contractual duties or meet expected timelines, we may face costs and delays that may prevent or delay us from obtaining regulatory approval for or commercializing our product candidates, which could substantially harm our business.

We rely on clinical investigators and the Burzynski Clinic to enroll patients and to manage our clinical trials.   We control only certain aspects of these third-parties’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the prescribed protocol, and the applicable legal, regulatory and scientific standards. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.

Antineoplaston may never achieve market acceptance even if we obtain regulatory approval.

Even if we receive regulatory approvals for the commercial sale of Antineoplaston, the commercial success of Antineoplaston will depend on, among other things, its acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. New patterns of care, alternative new treatments or different reimbursement and payor paradigms, possibly due to economic conditions or governmental policies, could negatively impact the commercial viability of Antineoplaston. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

•                  our ability to provide acceptable evidence of safety and efficacy;

•                  the prevalence and severity of adverse side effects;

•                  availability, relative cost and relative efficacy of alternative and competing treatments;

•                  the effectiveness of our marketing and distribution strategy;

•                  publicity concerning our products or competing products and treatments; and

•                  our ability to obtain sufficient third-party insurance coverage or reimbursement.

If our product candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

Our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval or commercialization.

Common side effects that occur in cancer patients undergoing treatment with  our product candidates include  hypokalemia, fatigue, hypernatremia, nausea, somnolence, vomiting, headaches, edema, and hyponatremia. Because our product candidates have been tested in relatively small patient populations and for limited durations to date, additional side effects may be observed as their development progresses. Undesirable side effects caused by any of our product candidates could cause us or regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial, cancellation or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. This, in turn, could prevent us from commercializing our product candidates and generating revenues from their sale.

Even if regulatory approval is received for our product candidates, the later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions, including withdrawal of the product from the market.

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we fail to comply with these requirements, we could be subject to penalties, including:

•                  warning letters;

•                  fines;

•                  product recalls;

•                  withdrawal of regulatory approval;

•                  operating restrictions;

•                  disgorgement of profits;

•                  injunctions; and

•                  criminal prosecution.

Regulatory agencies may require us to delay, restrict or discontinue clinical trials on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. In addition, all statutes and regulations governing the conduct of clinical trials are subject to change in the future, which could affect the cost of such clinical trials. Any unanticipated delays in clinical studies could delay our ability to generate revenues and harm our financial condition and results of operations.

If we are unable to maintain and enforce our proprietary rights, we may not be able to compete effectively or operate profitably.

Our proprietary rights to our product candidates are derived from the License Agreement between the Company and Dr. Stanislaw Burzynski.  Pursuant to such License Agreement, the Company has the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all of Mr. Burzynski’s rights, title and interest in Antineoplaston in the treatment and diagnosis of cancer.  The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or upon termination by Dr. Burzynski, at his option, if Dr. Burzynski is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition is filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company’s securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds. Because we do not own the patents related to Antineoplaston, we do not control the patent prosecution of subject matter that we license from Dr. Burzynski.  Accordingly, we are unable to exercise the same degree of control over our intellectual property and we would need to involve Dr. Burzynski in legal proceedings to enforce these intellectual property rights.

Our success is dependent in part on maintaining and enforcing our intellectual property and will depend in large part on our ability and Dr. Burzynski to:

•                  defend patents once issued;

•                  preserve trade secrets; and

•                  operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

•                  Dr. Burzynski might not have been the first to make the inventions covered by any of his patents, if issued, or his pending patent applications;

•                  Dr. Burzynski might not have been the first to file patent applications for these inventions;

•                  under our license agreement with Dr. Burzynski, he is responsible for the prosecution of patents related to Antineoplaston, and he may not effectively prosecute and protect those patents;

•                  others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

•                  it is possible that none of Dr. Burzynski’s pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

•                  if Dr. Burzynski’s pending applications issue as patents, they may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws;

•                  if issued, the patents under which we hold rights may not be valid or enforceable; or

•                  we and/or Dr. Burzynski may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, it is possible that patent applications licensed to us will not result in patents being issued, or that, if issued, the patents will later be invalidated or not give us an advantage over competitors with similar products or technology, nor can we assure you that we can obtain, maintain and enforce all our proprietary rights necessary to develop and commercialize our product candidates.

If we are unable to obtain intellectual property rights to develop or market our products or we infringe on a third-party patent or other intellectual property rights, we may need to alter or terminate a product development program.

If our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us.

Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products.

Additionally, it is not possible to predict with certainty what patent claims may issue from pending patent applications. In the United States, for example, patent prosecution can proceed in secret prior to issuance of a patent. As a result, third parties may be able to obtain patents with claims relating to our product candidates or technology, which they could attempt to assert against us. Further, as we develop our products, third parties may assert that we infringe the patents currently held or licensed by them and it is difficult to provide the outcome of any such action. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations, as a result of claims of patent infringement or violation of other intellectual property rights, which could have a material and adverse effect on our business, financial condition and results of operations.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and we may be unable to protect our rights in, or to use, our technology.

There has been significant litigation in the biotechnology industry over patents and other proprietary rights and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. Others may challenge the validity, inventorship, ownership, enforceability or scope of our licensed patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. We may not be successful in defending against any such challenges. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses and pay substantial royalties in order to continue to manufacture or market the affected products.

Moreover, the cost of litigation to uphold the validity of patents to prevent infringement or to otherwise protect our proprietary rights can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use the challenged technologies without payment to us. There is also the risk that, even if the validity of a patent were upheld, a court would refuse to stop the other party from using the inventions, including on the ground that its activities do not infringe that patent. There is no assurance that we would prevail in any legal action or that any license required under a third-party patent would be made available on acceptable terms or at all. If any of these events were to occur, our business, financial condition and results of operations would be materially and adversely effected.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are researching and marketing products designed to address cancer indications for which we are currently developing products or for which we may develop products in the future. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates. We expect any product candidate that we commercialize on our own will compete with existing, market-leading products and products in development.

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

•                  design and develop products that are superior to other products in the market;

•                  attract qualified scientific, medical, sales and marketing and commercial personnel;

•                  obtain patent and/or other proprietary protection for our processes and product candidates;

•                  obtain required regulatory approvals; and

•                  successfully collaborate with others in the design, development and commercialization of new products.

Established competitors may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. In addition, any new product that competes with a generic market-leading product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome severe price competition and to be commercially successful. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will suffer.

If we are unable to enter into agreements with partners to perform sales and marketing functions, or build these functions ourselves, we will not be able to commercialize our product candidates.

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. We may not be able to enter into such arrangements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

•                  our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  unforeseen costs and expenses associated with creating a sales and marketing organization.

If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing and distribution infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

We depend on key individuals to maintain and manage our business in a rapidly changing market.

The continued services of our executive officers are essential to our success. Any of our executive officers, including our Chief Executive Officer, Dr. Stanislaw Burzynski, M.D., and Chief Financial Officer, Patryk Goscianski, may resign at any time. These individuals are in charge of the strategic planning and operations of our business and the loss of the services of one or more of these individuals could disrupt our operations and damage our ability to grow our business. We do not currently have key person life insurance policies covering any of our officers.

Our business is subject to complex environmental legislation that increases both our costs and the risk of noncompliance.

Our business involves the use of hazardous material, which requires us to comply with environmental regulations. We face increasing complexity in our product development as we adjust to new and upcoming requirements relating to the materials composition of many of our product candidates. If we use hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages. Environmental regulations could have a material adverse effect on the results of our operations and our financial position. We maintain insurance for any liability associated with our hazardous materials activities, and it is possible in the future that our coverage would be insufficient if we incurred a material environmental liability.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business, and our stock price, and could result in litigation or similar actions.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically. Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will have been detected.

We cannot be certain that the actions we have taken to ensure we have adequate internal controls over financial reporting will be sufficient. In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals any material weaknesses or significant deficiencies, the correction of any such material weaknesses or significant deficiencies could require remedial measures which could be costly and time-consuming. In addition, in such a case, we may be unable to produce accurate financial statements on a timely basis. Any associated accounting restatement could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our cost and cause management distraction. Any of the foregoing could cause investors to lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations and growth.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Any future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations, and cash flows.

Risks Related to the Ownership of Our Common Stock

An active, liquid trading market for our common stock may not develop.

We cannot predict the extent to which investor interest in our company will lead to the development of an active and liquid trading market. If an active and liquid trading market does not develop, you may have difficulty selling any of our common stock that you purchase. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid, or at all.

Our principal shareholders, executive officers and directors own a significant percentage of our common stock and will continue to have significant control of our management and affairs, and they can take actions that may be against your best interests.

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.1% of our outstanding common stock as of May 1, 2016. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15(g)-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the SEC defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

The trading price of our common stock may be volatile.

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

•                  the results of pre-clinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

•                  public concern as to the safety of products developed by us or others;

•                  changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

•                  governmental regulations;

•                  developments in patent or other proprietary rights;

•                  litigation;

•                  general market conditions in our industry or in the economy as a whole;

•                  Additions or departures of key personnel;

•                  comments made on social media platforms, including magazines, blogs, websites, message boards and other forms of Internet-based communications;

•                  difficulty with the market quickly interpreting and understanding complex data;

•                  the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

•                  the incurrence of debt; and

•                  development concerning collaborations.

We may seek to raise additional capital in the future; however, such capital may not be available to us on reasonable terms, if at all, when or as we require additional funding. If we issue additional shares of our common stock or other securities that may be convertible into, or exercisable or exchangeable for, our common stock, our existing stockholders would experience further dilution.

Future financings may involve the issuance of debt, equity and/or securities convertible into or exercisable or exchangeable for our equity securities. These financings may not be available to us on reasonable terms or at all when and as we require funding. If we are able to consummate financings, the trading price of our common stock could be adversely affected and/or the terms of such financings may adversely affect the interests of our existing stockholders. Any failure to obtain additional working capital when required would have a material adverse effect on our business and financial condition and would be expected to result in a decline in our stock price. Any issuances of our common stock, preferred stock, or securities such as warrants or notes that are convertible into, exercisable or exchangeable for, our capital stock, would have a dilutive effect on the voting and economic interest of our existing stockholders.

Because we do not expect to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never paid cash dividends on our common shares and have no present intention to pay any dividends in the future. We are not profitable and do not expect to earn any material revenues for at least several years, if at all. As a result, we intend to use all available cash and liquid assets in the development of our business. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions and on such other factors as our board of directors deems relevant. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We may fail to comply with public company obligations, including the securities laws and regulations. Such compliance is costly and requires significant management resources.

We are a small company with limited resources. The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. These requirements have increased and will continue to increase our legal compliance costs.

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

	Price Range
	High	Low
Fiscal year ended February 29, 2016
First Quarter	$0.15	$0.08
Second Quarter	0.14	0.07
Third Quarter	0.13	0.08
Fourth Quarter	0.13	0.06
Fiscal year ended February 28, 2015
First Quarter	$0.10	$0.04
Second Quarter	0.43	0.03
Third Quarter	0.22	0.10
Fourth Quarter	0.17	0.11

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”).  In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 29, 2016, none of the aforementioned warrants have been exercised. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

As of May 1, 2016, there were approximately 2009 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                        SELECTED FINANCIAL DATA

None.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 29, 2016 and February 28, 2015  and the results of operations for the fiscal years ended February 29, 2016 and February 28, 2015. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 29, 2016 Compared to Fiscal Year Ended February 28, 2015

Research and development costs were approximately $1,847,000 and $2,709,000 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively.  The decrease of $862,000 or 32% was due to a decrease in personnel costs of $862,000, a decrease in facility and equipment costs of $3,000, a decrease in consulting and quality control costs of $18,000, and a decrease in other research and development costs of $7,000, offset by an increase in material costs of $28,000, as a result of cost cuts made due to a decrease in production related to a gradual completion of clinical trials.

General and administrative expenses were approximately $157,000 and $183,000 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively.  The decrease of $26,000 or 14% was due to a to clinical decrease in legal and professional fees of $33,000, offset by an increase in other general and administrative expenses of $7,000, as a result of cost cuts made due to a gradual completion of clinical trials.

The Company had net losses of approximately $2,005,000 and $2,892,000 for the fiscal years ended February 29, 2016 and February 28, 2015, respectively.  The decrease in the net loss from 2015 to 2016 was primarily due to an overall decrease in research and development cost and a decrease in general and administrative expenses of the Company described above.  As of February 29, 2016, the Company had a total stockholders’ deficit of approximately $(101,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2017, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,500,000 in the fiscal year ending February 28, 2017. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 29, 2016, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	72	Director and President
Barbara Burzynski, M.D.	74	Director
Carlton Hazlewood, Ph.D.	79	Director
Gregory S. Burzynski, M.D.	35	Director
Patryk P. Goscianski, M.B.A.	37	Treasurer and Secretary
Tomasz Janicki, M.D.	49	Vice President of Clinical Trials

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

GREGORY S. BURZYNSKI, M.D. has been a Director of the Company since 2011.  Dr. Gregory Burzynski is a licensed medical doctor who has worked at the Burzynski Clinic in Houston, Texas since July 2010.  After Dr. Gregory Burzynski graduated from Jagiellonian University Medical College in 2007, he was accepted in the internal medicine residency program of the University of Texas Southwestern Medical Center in Austin, Texas.  He is currently the Vice President of the Burzynski Clinic.  In addition, Dr. Gregory Burzynski is board certified in internal medicine and has been involved in co-authoring numerous publications regarding Antineoplastons. He is the son of Dr. Stanislaw Burzynski and Dr. Barbara Burzynski.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 29, 2016 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ending	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards($)	Securities Underlying Options/SARs($)	LTIP Payouts ($)	All Other Compensation ($)
Stanislaw R. Burzynski, M.D., Ph.D., President and Chairman of the Board of Directors (1)	2014 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A., Treasurer and Secretary (2)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice President of Clinical Trials (3)	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2016, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)         Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2016. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2017, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 29, 2016 and February 28, 2015, respectively:

	2016	2015

Audit Fees	$34,000	$44,000

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$34,000	$44,000

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2016 or 2015.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2016 or 2015.

All Other Fees were for services other than the services reported above.  There were no other fees incurred in fiscal years 2016 or 2015.

Audit Committee’s Pre-Approval Policies and Procedures.  As disclosed above in Item 10, the Company does not have an Audit Committee.  The Board of Directors has not adopted any pre-approval policies or procedures.

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

Date: June 13, 2016

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: June 13, 2016
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: June 13, 2016
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: June 13, 2016
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: June 13, 2016
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: June 13, 2016
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 29, 2016 and February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 29, 2016 and February 28, 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

June 13, 2016
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 29, 2016 and February 28, 2015

	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$3,303	$2,280

Total current assets	3,303	2,280

Property and equipment, net of accumulated depreciation	684	1,368

Total assets	$3,987	$3,648

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$64,393	$99,893
Accrued liabilities	40,612	42,098

Total current liabilities	105,005	141,991

Total liabilities	105,005	141,991

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 29, 2016 and February 28, 2015	131,449	131,449
Additional paid-in capital	117,036,345	114,993,920
Retained deficit	(117,268,812)	(115,263,712)

Total stockholders’ deficit	(101,018)	(138,343)

Total liabilities and stockholders’ deficit	$3,987	$3,648

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2016 and February 28, 2015

	2016	2015

Operating expenses
Research and development	$1,847,345	$2,708,595
General and administrative	157,071	182,836
Depreciation	684	684

Total operating expenses	2,005,100	2,892,115

Operating loss before other income	(2,005,100)	(2,892,115)

Other income	—	67

Loss before provision for income tax	(2,005,100)	(2,892,048)

Income tax expense	—	—

Net loss	$(2,005,100)	$(2,892,048)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 29, 2016 and February 28, 2015

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2014	131,448,444	$131,449	$112,089,593	$(112,371,664)	$(150,622)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	355,729	—	355,729

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	2,548,598	—	2,548,598

Net loss	—	—	—	(2,892,048)	(2,892,048)

Balance February 28, 2015	131,448,444	131,449	114,993,920	(115,263,712)	(138,343)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	252,039	—	252,039

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	1,790,386	—	1,790,386

Net loss	—	—	—	(2,005,100)	(2,005,100)

Balance February 29, 2016	131,448,444	$131,449	$117,036,345	$(117,268,812)	$(101,018)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2016 and February 28, 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,005,100)	$(2,892,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	684	684
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	1,790,386	2,548,598
Change in operating assets and liabilities
Accounts payable	(35,500)	(14,427)
Accrued liabilities	(1,486)	3,515

NET CASH USED IN OPERATING ACTIVITIES	(251,016)	(353,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	252,039	355,729

NET CASH PROVIDED BY FINANCING ACTIVITIES	252,039	355,729

NET INCREASE IN CASH	1,023	2,051

CASH AT BEGINNING OF YEAR	2,280	229

CASH AT END OF YEAR	$3,303	$2,280

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Taxes	$—	$—

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 29, 2016, the Company had a working capital deficit of approximately $102,000 and accumulated deficit of approximately $117,269,000.  For the years ended February 29, 2016 and February 28, 2015 the Company incurred losses of approximately $2,005,000 and $2,892,000, respectively.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 29, 2016 and February 28, 2015, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 29, 2016 and February 28, 2015, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development

Research and development cost are charged to operations in the period incurred.  Equipment used in research and development activities, which have alternative uses, is capitalized.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximates fair value due to the short term maturity of these instruments.  None of the financial instruments are held for trading purposes.

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

Stock Options and Warrants

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation — Stock Compensation,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee officers based on estimated fair values as of the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period.

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

2.                                     Agreements With, and Other Related Party Transactions:

The Company has agreements with its majority shareholder and President Dr. Burzynski as further described below:

License Agreement

Dr. Burzynski is the owner of patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with Antineoplastons.  The United States Patent Office and Patent Offices of thirty-four other countries have issued the patents.  The Patents for cancer treatment and diagnosis in the United States and Canada are licensed to the Company pursuant to a License Agreement.

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

8.                                     Effective March 1, 2015, the term of the Research Funding Agreement was extended to February 29, 2016, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 29, 2016 and February 28, 2015, respectively:

	2016	2015

Capital contributed	$252,039	$355,729

Clinical trial costs paid direct	$1,790,386	$2,548,598

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 29, 2016 and February 28, 2015, respectively:

	Estimated
	Useful Lives	2016	2015
Furniture and equipment	5 - 10 years	$22,415	$22,415
Total property and equipment		22,415	22,415
Accumulated depreciation		(21,731)	(21,047)
		$684	$1,368

Depreciation expense for the years ended February 29, 2016 and February 28, 2015 was $684.

4.                                     Employee Benefits:

Prior to April 16, 2015, the Company and SRB had a Minimal Essential Coverage (“MEC”) plan, for which there was no deductible, a $6,350 per individual or $12,700 per family out-of-pocket maximum, and an unlimited maximum lifetime benefit per covered participant. The Company had no employees after April 16, 2015. Employees of SRB continue to receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance.  Effective January 1, 2016, SRB changed to an insurance provider offering both HMO and PPO options from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $1,716 per month depending upon the insurance coverage selected by the employee.

The Company had a self-funded plan prior to July 1, 2014, and thus certain claims filed under that plan continue to be presented to the Company for payment and are expected to decrease over time. The Company charged to operations a provision of $22,016 for 2016 and $192,041 for 2015, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

Prior to April 16, 2015, all employees of the Company meeting certain eligibility requirements could participate in a qualified 401(k) plan offered by the Company.  Participants could contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it could match a portion of the participants’ contributions.  The Company’s matching contribution was $66 and $420 for the years ended February 29, 2016 and February 28, 2015, respectively.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years.  Rent expense incurred under these leases was approximately $93,325 and $92,034 for the years ended February 29, 2016 and February 28, 2015, respectively.

Future minimum lease payments for the one year subsequent to February 29, 2016 are as follows:

2017	$20,172
Thereafter	—
$20,172

In addition, as explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.   Rent expense totaled $280,303 and $279,743 for 2016 and 2015, respectively.

6.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 29, 2016 and February 28, 2015 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2016	2015
Expected benefit	$(681,734)	$(983,296)
Effect of expenses deducted directly by Dr. Burzynski	681,734	983,296
Other adjustments	12,691	4,175
Change in valuation allowance	(12,691)	(4,175)
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 29, 2016 and February 28, 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$222,957	$235,514
Excess book (tax) depreciation	(230)	(462)
Accrued expenses	—	366
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	265,330	278,021
Less valuation allowance	(265,330)	(278,021)
Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $655,757 as of February 29, 2016.  The net operating loss carryforwards expire as of February 28 or 29 of the following years:

2020	$5,980	2029	$31,868
2021	$24,116	2030	$—
2022	$67,855	2031	$—
2023	$73,401	2032	$—
2024	$69,394	2033	$207,097
2025	$13,475	2034	$76,642
2026	$46,972	2035	$—
2027	$31,220	2036	$—
2028	$7,737

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 29, 2016.

7.                                     Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 29, 2016.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 29, 2016, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

8.                                     Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 29, 2016 the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

As described in Note 2, the Company entered a Royalty Agreement with Dr. Burzynski.  Under that agreement, upon FDA approval, the Company is obligated to provide Dr. Burzynski the right to produce Antineoplaston products to treat up to 1,000 patients without paying any fees to the Company or the right to purchase Antineoplaston products to treat up to 1,000 patients at cost plus 10%. As such, Dr. Burzynski supplies all of the Antineoplaston products to the Company.

No patients were treated during the year ended February 29, 2016 and 5 patients were treated at the Burzynski Research Clinic during the year ended February 28, 2015.  Management estimates the current production facilities owned by Dr. Burzynski have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

Two suppliers supplied approximately 33% of the chemicals used in producing Antineoplastons during the year ended February 29, 2016 and 59% from one supplier during the year ended February 28, 2015.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.