Form 10-Q
period 2016-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2016-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2016, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 29,
	2016	2016

ASSETS

Current assets
Cash and cash equivalents	$859	$3,303
TOTAL CURRENT ASSETS	859	3,303

Property and equipment, net of accumulated depreciation of $21,902 and $21,731 at May 31, 2016 and February 29, 2016, respectively	513	684

TOTAL ASSETS	$1,372	$3,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$46,240	$64,393
Accrued liabilities	17,074	40,612
CURRENT AND TOTAL LIABILITIES	63,314	105,005

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at May 31, 2016 and February 29, 2016	131,449	131,449
Additional paid-in capital	117,445,374	117,036,345
Retained deficit	(117,638,765)	(117,268,812)

TOTAL STOCKHOLDERS’ DEFICIT	(61,942)	(101,018)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,372	$3,987

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2016	2015
Operating expenses
Research and development	$349,457	$572,235
General and administrative	20,325	52,119
Depreciation	171	171
TOTAL OPERATING EXPENSES	369,953	624,525

Operating loss before other income	(369,953)	(624,525)

Other income	—	—

Loss before provision for income tax	(369,953)	(624,525)

Provision for income tax	—	—

NET LOSS	$(369,953)	$(624,525)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2016

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 29, 2016	131,448,444	$131,449	$117,036,345	$(117,268,812)	$(101,018)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	75,592	—	75,592

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	333,437	—	333,437

Net loss	—	—	—	(369,953)	(369,953)

Balance May 31, 2016	131,448,444	$131,449	$117,445,374	$(117,638,765)	$(61,942)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,953)	$(624,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171	171
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	333,437	555,263
Changes in operating assets and liabilities
Accounts payable	(18,153)	(18,370)
Accrued liabilities	(23,538)	8,878

NET CASH USED IN OPERATING ACTIVITIES	(78,036)	(78,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	75,592	76,783

NET CASH PROVIDED BY FINANCING ACTIVITIES	75,592	76,783

NET DECREASE IN CASH	(2,444)	(1,800)

CASH AT BEGINNING OF PERIOD	3,303	2,280

CASH AT END OF PERIOD	$859	$480

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2016 and February 29, 2016, results of operations for the three months ended May 31, 2016 and 2015, and cash flows for the three months ended May 31, 2016 and 2015.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2016.

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

NOTE C.      STOCK OPTIONS AND WARRANTS

At May 31, 2016, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2016.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of May 31, 2016, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.       LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2016 and 2015, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three months ended May 31, 2016 and 2015 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2016	2015

Expected income tax benefit	$(125,784)	$(212,339)
Effect of expenses deducted directly by Dr. Burzynski	125,784	212,339
Nondeductible expenses and other adjustments	(13,286)	2,557
Change in valuation allowance	13,286	(2,557)
State tax	—	—

Income tax expense	$—	$—

At May 31, 2016, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $252,044. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At May 31, 2016, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $616,510 which may be carried forward and will expire if not used between 2020 and 2034.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2016, and the results of operations comparing the three months ended May 31, 2016 and 2015.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 29, 2016.

Introduction

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  The Company is currently conducting one FDA approved clinical trial initiated in April 2016 for children and adults with Diffuse Intrinsic Pontine Glioma (DIPG) (protocol “BT-55”). The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

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

After several amendments to the IND which were reviewed by the FDA, the FDA concluded that BT-52 can be initiated and the partial clinical hold was removed by the FDA on June 20, 2014.

Additionally, the Company received IRB approval on February 4, 2015 for FDA reviewed protocol BT-55 open label, Phase II study of Antineoplaston A10 and AS2-1 in patients with a Diffuse Intrinsic Brainstem Glioma (DIPG) in five treatment groups based on patients age and prior treatment. The first patient was enrolled on April 13, 2016. BT-55 is the only clinical trial currently being conducted by the Company.

Subsequently, on April 20, 2016, the Company received a full clinical hold letter from the FDA based on FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  On April 27, 2016, the Company requested to change the full clinical hold to partial clinical hold to allow patient #1 (“patient #1”) to continue the Antineoplaston treatment according to protocol BT-55, since the patient was enrolled before the full clinical hold was imposed.  Based on the FDA’s position regarding the Company’s request on April 27, 2016 and the Company’s teleconference with the FDA on May 3, 2016, the Company removed patient #1 from the study. A temporary restraining order from the US District Court of Rhode Island allowed the resumption of patient #1’s Antineoplaston therapy on May 17, 2016.  As a result of such temporary restraining order, a subsequent letter from the FDA dated May 26, 2016 informed the Company that the full clinical hold was replaced and a partial clinical hold was imposed.  Patient #1 is currently receiving Antineoplaston therapy and IND 43742 is under partial clinical hold.

On June 14, 2016, the FDA issued a warning letter to the Company in connection with the FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  The Company addressed the issues raised in the warning letter in a response letter submitted to the FDA on July 5, 2016.

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

In July 2014 and November 2014, the Texas Medical Board amended its complaint filed in January 2014 against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors. The Texas Medical Board made several new allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s medical practice act. Dr. Burzynski believes the allegations are without merit and intends to defend himself vigorously. The State Office of Administrative Hearings heard the matter in November 2015, January 2016, and May 2016, but has not yet made a ruling. If an adverse outcome in the proceedings against Dr. Burzynski occurs, this may result in substantial harm to the Company and our business operations.

Results of Operations

Three Months Ended May 31, 2016 Compared to Three Months Ended May 31, 2015

Research and development costs were approximately $349,000 and $572,000 for the three months ended May 31, 2016 and 2015, respectively.  The decrease of $223,000 or 39% was due to decreases in personnel costs of $228,000, consulting and quality control costs of $13,000, and facility and equipment costs of $12,000, offset by an increase in material costs of $26,000, and other research and development costs of $4,000 as a result of cost cuts made due to a decrease in production related to a gradual completion of clinical trials.

General and administrative expenses were approximately $20,000 and $52,000 for the three months ended May 31, 2016 and 2015, respectively.  The decrease of $32,000 or 61% was due to a decrease in legal and professional fees of $34,000, offset by an increase in general and administrative costs of $2,000, as a result of cost cuts made due to a decrease in production related to a gradual completion of clinical trials.

The Company had net losses of approximately $370,000 and $625,000 for the three months ended May 31, 2016 and 2015, respectively.  The decrease in the net loss from 2015 to 2016 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2017.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $900,000 during the remaining three quarters of the fiscal year ending February 28, 2017. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2016