Form 10-K
period 2017-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2017-05-11
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not contain, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2016, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,747,784, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2017, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 28, 2017

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

A temporary restraining order from the US District Court of Rhode Island allowed the resumption of patient #1’s Antineoplaston therapy on May 17, 2016.  As a result of such temporary restraining order, a subsequent letter from the FDA dated May 26, 2016 informed the Company that the full clinical hold was replaced and a partial clinical hold was imposed.  As a result, patient #1 restarted treatment under IND 43742.

On June 14, 2016, the FDA issued a letter to the Company in connection with the FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  The Company addressed the issues raised in the letter in a response letter submitted to the FDA on July 5, 2016 and in subsequent letters.

On February 20, 2017, BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until partial hold on IND 43742 is lifted.

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

Eighteen publications by Burzynski Clinic resulting from the trials have been published in peer-reviewed medical journals:

(1) Burzynski, S., Janicki, T., Burzynski, G., Marszalek, A. Long-term survival (>13 years) in a child with recurrent diffuse pontine gliosarcoma: A case report. J Ped Hematol Oncol 2013; doi: 10.1097/MPH.0000000000000020;

(2) Burzynski, S.R., Janicki, T.J., Burzynski, G.S.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent glioblastoma multiforme. Final report (Protocol BT-21). J Cancer Ther 2014;5:946-956;

(3) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A., Brookman, S.  A phase II study of antineoplastons A10 and AS2-1 in children with recurrent, refractory or progressive primary brain tumors. Final report (Protocol BT-22). J Cancer Ther 2014;5:977-988;

(4) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in children with high-grade glioma. Final report (Protocol BT-06), and review of recent trials. J Cancer Ther 2014;5:565-577;

(5)Burzynski S.R., Burzynski G.S., Janicki T.J. Recurrent glioblastoma multiforme - A strategy for long-term survival. Journal of Cancer Therapy, 2014,5,957-976;

(6) Burzynski, S.R., Janicki, T.J., Burzynski, G.S.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent anaplastic astrocytoma. Final report (Protocol BT-15). Cancer and Clinical Oncology; Vol. 4, No. 2, 2015;

(7) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in patients with brainstem gliomas.  The report on non-diffuse intrinsic pontine glioma (Protocol BT-11). J Cancer Ther 2015;6:334-344;

(8) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A.  A phase II study of antineoplastons A10 and AS2-1 in adult patients with newly-diagnosed anaplastic astrocytoma. Final report (Protocol BT-08). Cancer Clin Oncol 2015;4(1):28-38;

(9) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. The response and survival of children with recurrent diffuse intrinsic pontine glioma based on phase II study of antineoplastons A10 and AS2-1 in patients with brainstem glioma. Child’s Nervous System 2014;30(12):2051-2061;

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

(14) Burzynski, S.R., Janicki, J., Burzynski, G. A phase II study of Antineoplastons A10 and AS2-1 adult patients with primary brain tumors. Final Report (Protocol BT-09) Journal of Cancer Therapy, 2015, 6, 1063-1074;

(15) Burzynski, S.R., Janicki, J., Burzynski, G. Primary CNS tumors and Leptomeningeal, Disseminated and/or Multicentric disease in children treated in Phase II studies with Antineoplastons A10 and AS2-1. Cancer and Clinical Oncology; Vol. 5, No. 2; 2016;

(16) Burzynski, S.R., Janicki, J., Burzynski, G. A phase II study of antineoplastons A10 and AS2-1 in children with low-grade astrocytomas—Final report (Protocol BT-13). Cancer Ther 2016; 7(12):837-850.

(17) Burzynski, S.R., Janicki, J., Burzynski, G. Antineoplastons A10 and AS2-1 in the Treatment of children with optic pathway glioma: Final Report for protocol BT-23. Cancer and Clinical Oncology; Vol. 6, No. 1; 2017.

(18) Burzynski, S.R., Janicki, J., Burzynski, G. A phase II study of Antineoplastons A10 and AS2-1 in children with brain tumors. Final Report (Protocol BT-10). Journal of Cancer Therapy, 2017,8, 173-187.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (19) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2017:

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

•                  Protocol BT-10, involving the study of Antineoplastons A10 and AS2-1 in children with brain tumors. Objective responses: 6 patients (2 patients with a complete response and 4 patients with a partial response); Stable disease: 6 patients.

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-18, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2016).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response**		Number and Percentage of Patients Showing Partial Response**		Number and Percentage of Patients Showing Stable Disease**		Number and Percentage of Patients Showing Progressive Disease**
BT-06*	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07*	102	69	2	2.9%	3	4.3%	5	7.2%	59	85.5%
BT-08	19	18	3	16.7%	1	5.5%	5	27.8%	9	50.0%
BT-09	40	31	4	12.9%	5	16.1%	12	38.7%	10	32.3%
BT-10	34	30	2	6.7%	4	13.3%	6	20.0%	18	60.0%
BT-11	40	31	5	16.1%	4	12.9%	8	25.8%	14	45.2%
BT-12	13	12	3	25.0%	1	8.3%	1	8.3%	7	58.3%
BT-13	11	9	4	44.4%	1	11.1%	4	44.4%	0	0.0%
BT-15	27	21	2	9.5%	3	14.3%	6	28.6%	10	47.6%
BT-18	20	17	3	17.6%	1	5.9%	3	17.6%	10	58.8%
BT-21	40	27	2	7.4%	2	7.4%	4	14.8%	19	70.4%
BT-22*	43	32	1	3.1%	4	12.5%	8	25.0%	19	59.4%
BT-23	12	8	2	25.0%	2	25.0%	3	37.5%	1	12.5%

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

On April 20, 2016, the Company received a full clinical hold letter from the FDA based on FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  On April 27, 2016, the Company requested to change the full clinical hold to partial clinical hold to allow patient #1 to continue the Antineoplaston treatment according to protocol BT-55, since the patient was enrolled before the full clinical hold was imposed.  Based on the FDA’s position regarding the Company’s request on April 27, 2016 and the Company’s teleconference with the FDA on May 3, 2016, the Company removed patient #1 from the study.

A temporary restraining order from the US District Court of Rhode Island allowed the resumption of patient #1’s Antineoplaston therapy on May 17, 2016.  As a result of such temporary restraining order, a subsequent letter from the FDA dated May 26, 2016 informed the Company that the full clinical hold was replaced and a partial clinical hold was imposed.  As a result, Patient #1 restarted treatment under IND 43742.

On June 14, 2016, the FDA issued a letter to the Company in connection with the FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  The Company addressed the issues raised in the letter in a response letter submitted to the FDA on July 5, 2016 and in subsequent letters.

On February 20, 2017, BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until partial hold on IND 43742 is lifted.

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

In July 2014 and November 2014, the Texas Medical Board amended its complaint filed in January 2014 against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors. The Texas Medical Board made several new allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s medical practice act. Dr. Burzynski believes the allegations are without merit and intends to defend himself vigorously. The State Office of Administrative Hearings heard the matter in November 2015, January 2016, and May 2016, but has not yet made a ruling as of February 28, 2017. If an adverse outcome in the proceedings against Dr. Burzynski occurs, this may result in substantial harm to the Company and our business operations.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2017, the Company spent approximately $5,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2018.

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

On April 20, 2016, the Company received a full clinical hold letter from the FDA based on FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  On April 27, 2016, the Company requested to change the full clinical hold to partial clinical hold to allow patient #1 to continue the Antineoplaston treatment according to protocol BT-55, since the patient was enrolled before the full clinical hold was imposed.  Based on the FDA’s position regarding the Company’s request on April 27, 2016 and the Company’s teleconference with the FDA on May 3, 2016, the Company removed patient #1 from the study.

A temporary restraining order from the US District Court of Rhode Island allowed the resumption of patient #1’s Antineoplaston therapy on May 17, 2016.  As a result of such temporary restraining order, a subsequent letter from the FDA dated

May 26, 2016 informed the Company that the full clinical hold was replaced and a partial clinical hold was imposed.  As a result, patient #1 restarted treatment under IND 43742.

On June 14, 2016, the FDA issued a letter to the Company in connection with the FDA’s inspection of S.R. Burzynski’s manufacturing facility in March 2015.  The Company addressed the issues raised in the letter in a response letter submitted to the FDA on July 5, 2016 and in subsequent letters.

On February 20, 2017 BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until partial hold on IND 43742 is lifted.

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

Total research and development costs for the fiscal years ended February 28, 2017, and February 28, 2016 were approximately $1,325,000 and $1,847,000, respectively.

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

Employees

As of February 28, 2017, the Company had no full-time employees.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2017
First Quarter	$0.16	$0.06
Second Quarter	0.13	0.07
Third Quarter	0.13	0.06
Fourth Quarter	0.10	0.06
Fiscal year ended February 29, 2016
First Quarter	$0.15	$0.08
Second Quarter	0.14	0.07
Third Quarter	0.13	0.08
Fourth Quarter	0.13	0.06

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”).  In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2017, none of the aforementioned warrants have been exercised. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

As of May 1, 2017, there were approximately 2010 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                        SELECTED FINANCIAL DATA

None.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2017 and February 29, 2016  and the results of operations for the fiscal years ended February 28, 2017 and February 29, 2016. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 28, 2017 Compared to Fiscal Year Ended February 29, 2016

Research and development costs were approximately $1,325,000 and $1,847,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.  The decrease of $522,000 or 28% was due to a decrease in personnel costs of $488,000, a decrease in facility and equipment costs of $63,000, a decrease in consulting and quality control costs of $12,000, and a decrease in other research and development costs of $4,000, offset by an increase in material costs of $45,000, as a result of cost cuts made due to a decrease in production related to a gradual completion of clinical trials.

General and administrative expenses were approximately $179,000 and $157,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.  The increase of $22,000 or 14% was due to an increase in legal and professional fees of $24,000, offset by a decrease in other general and administrative expenses of $2,000, as a result of cost cuts made due to a gradual completion of clinical trials.

The Company had net losses of approximately $1,505,000 and $2,005,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively.  The decrease in the net loss from 2016 to 2017 was primarily due to an overall decrease in research and development costs offset by an increase in general and administrative expenses of the Company described above.  As of February 28, 2017, the Company had a total stockholders’ deficit of approximately $(33,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2018, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,500,000 in the fiscal year ending February 28, 2018. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2017, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	73	Director and President
Barbara Burzynski, M.D.	75	Director
Carlton Hazlewood, Ph.D.	80	Director
Gregory S. Burzynski, M.D.	36	Director
Patryk P. Goscianski, M.B.A.	38	Treasurer and Secretary
Tomasz Janicki, M.D.	50	Vice President of Clinical Trials

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2017 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Year		Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2017, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)         Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2017. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2018, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2017 and February 29, 2016, respectively:

	2017	2016

Audit Fees	$31,260	$34,280

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$31,260	$34,280

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2017 or 2016.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2017 or 2016.

All Other Fees were for services other than the services reported above.  There were no other fees incurred in fiscal years 2017 or 2016.

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

24	Power of Attorney (Included with the Signature Page).

31.1	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

EXHIBIT NO.	EXHIBIT NAME

31.2	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).

32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors

Date: May 11, 2017

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 11, 2017
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 11, 2017
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 11, 2017
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 11, 2017
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 11, 2017
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 28, 2017 and February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Burzynski Research Institute, Inc.

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. as of February 28, 2017 and February 29, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Burzynski Research Institute, Inc. as of February 28, 2017 and February 29, 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

May 11, 2017
Houston, Texas	/s/ Pannell Kerr Forster of Texas, P.C.

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2017 and February 29, 2016

	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$731	$3,303
Retainer	10,000	—

Total current assets	10,731	3,303

Property and equipment, net of accumulated depreciation	—	684

Total assets	$10,731	$3,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$19,652	$64,393
Accrued liabilities	24,080	40,612

Total current liabilities	43,732	105,005

Total liabilities	43,732	105,005

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2017 and February 29, 2016	131,449	131,449
Additional paid-in capital	118,609,079	117,036,345
Retained deficit	(118,773,529)	(117,268,812)

Total stockholders’ deficit	(33,001)	(101,018)

Total liabilities and stockholders’ deficit	$10,731	$3,987

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2017 and February 29, 2016

	2017	2016

Operating expenses
Research and development	$1,324,961	$1,847,345
General and administrative	179,072	157,071
Depreciation	684	684

Total operating expenses	1,504,717	2,005,100

Operating loss before other income	(1,504,717)	(2,005,100)

Other income	—	—

Loss before provision for income tax	(1,504,717)	(2,005,100)

Income tax expense	—	—

Net loss	$(1,504,717)	$(2,005,100)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2017 and February 29, 2016

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2015	131,448,444	$131,449	$114,993,920	$(115,263,712)	$(138,343)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	252,039	—	252,039

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	1,790,386	—	1,790,386

Net loss	—	—	—	(2,005,100)	(2,005,100)

Balance February 29, 2016	131,448,444	131,449	117,036,345	(117,268,812)	(101,018)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	311,943	—	311,943

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	1,260,791	—	1,260,791

Net loss	—	—	—	(1,504,717)	(1,504,717)

Balance February 28, 2017	131,448,444	$131,449	$118,609,079	$(118,773,529)	$(33,001)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2017 and February 29, 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,504,717)	$(2,005,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	684	684
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	1,260,791	1,790,386
Change in operating assets and liabilities
Retainer	(10,000)	—
Accounts payable	(44,741)	(35,500)
Accrued liabilities	(16,532)	(1,486)

NET CASH USED IN OPERATING ACTIVITIES	(314,515)	(251,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	311,943	252,039

NET CASH PROVIDED BY FINANCING ACTIVITIES	311,943	252,039

NET INCREASE (DECREASE) IN CASH	(2,572)	1,023

CASH AT BEGINNING OF YEAR	3,303	2,280

CASH AT END OF YEAR	$731	$3,303

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Taxes	$—	$—

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2017, the Company had a working capital deficit of approximately $33,000 and accumulated deficit of approximately $118,774,000.  For the years ended February 28, 2017 and February 29, 2016 the Company incurred losses of approximately $1,505,000 and $2,005,000, respectively.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2017 and February 29, 2016, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2017 and February 29, 2016, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

8.                                     Effective March 1, 2016, the term of the Research Funding Agreement was extended to February 28, 2017, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2017 and February 29, 2016, respectively:

	2017	2016

Capital contributed	$311,943	$252,039

Clinical trial costs paid direct	$1,260,791	$1,790,386

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 28, 2017 and February 29, 2016, respectively:

	Estimated
	Useful Lives	2017	2016
Furniture and equipment	5 - 10 years	$22,415	$22,415
Total property and equipment		22,415	22,415
Accumulated depreciation		(22,415)	(21,731)
		$—	$684

Depreciation expense for the years ended February 28, 2017 and February 29, 2016 was $684.

4.                                     Employee Benefits:

Prior to April 16, 2015, the Company and SRB had a Minimal Essential Coverage (“MEC”) plan, for which there was no deductible, a $6,350 per individual or $12,700 per family out-of-pocket maximum, and an unlimited maximum lifetime benefit per covered participant. The Company had no employees after April 16, 2015. Employees of SRB continue to receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance.  Effective January 1, 2016, SRB changed to an insurance provider offering both HMO and PPO options from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $1,897 per month depending upon the insurance coverage selected by the employee.

The Company had a self-funded plan prior to July 1, 2014, and thus certain claims filed under that plan that were incurred prior to this date continue to be presented to the Company for payment and are expected to decrease over time. The Company charged to operations a provision of $28,875 for 2017 and $22,016 for 2016, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

Prior to April 16, 2015, all employees of the Company meeting certain eligibility requirements could participate in a qualified 401(k) plan offered by the Company.  Participants could contribute a portion of their compensation to the plan, up to the maximum amount permitted under Section 401(k) of the Internal Revenue Code.  At the Company’s discretion, it could match a portion of the participants’ contributions.  The Company’s matching contribution was $0 and $66 for the years ended February 28, 2017 and February 29, 2016, respectively.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years.  Rent expense incurred under these leases was approximately $89,229 and $93,325 for the years ended February 28, 2017 and February 29, 2016, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Rent expense totaled $258,159 and $280,303 for 2017 and 2016, respectively.

6.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2017 and February 29, 2016 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	2017	2016
Expected benefit	$(511,604)	$(681,734)
Effect of expenses deducted directly by Dr. Burzynski	511,604	681,734
Other adjustments	23,128	12,691
Change in valuation allowance	(23,128)	(12,691)
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2017 and February 29, 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$199,599	$222,957
Excess book (tax) depreciation	—	(230)
Accrued expenses	—	—
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	242,202	265,330
Less valuation allowance	(242,202)	(265,330)
Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $587,056 as of February 28, 2017.  The net operating loss carryforwards expire as of February 28 or 29 of the following years:

2022	$29,250	2030	$—
2023	$73,401	2031	$—
2024	$69,394	2032	$—
2025	$13,475	2033	$207,097
2026	$46,972	2034	$76,642
2027	$31,220	2035	$—
2028	$7,737	2036	$—
2029	$31,868	2037	$—

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2017.

7.                                     Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2017.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2017, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

8.                                     Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2017 the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

One patient was treated during the year ended February 28, 2017 and 0 patients were treated at the Burzynski Research Clinic during the year ended February 29, 2016.  Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

Three suppliers supplied approximately 74% of the chemicals used in producing Antineoplastons during the year ended February 28, 2017 and 33% from two suppliers during the year ended February 29, 2016.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.