Form 10-Q
period 2017-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2017-07-17
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2017, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2017	2017

ASSETS

Current assets
Cash and cash equivalents	$382	$731
Retainer	—	10,000
TOTAL CURRENT ASSETS	382	10,731

TOTAL ASSETS	$382	$10,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$60,167	$19,652
Accrued liabilities	29,080	24,080
CURRENT AND TOTAL LIABILITIES	89,247	43,732

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at May 31, 2017 and February 28, 2017	131,449	131,449
Additional paid-in capital	119,014,431	118,609,079
Retained deficit	(119,234,745)	(118,773,529)

TOTAL STOCKHOLDERS’ DEFICIT	(88,865)	(33,001)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$382	$10,731

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2017	2016

Operating expenses
Research and development	$367,530	$349,457
General and administrative	94,686	20,325
Depreciation	—	171
TOTAL OPERATING EXPENSES	462,216	369,953

Operating loss before other income	(462,216)	(369,953)

Other income	1,000	—

Loss before provision for income tax	(461,216)	(369,953)

Provision for income tax	—	—

NET LOSS	$(461,216)	$(369,953)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2017

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2017	131,448,444	$131,449	$118,609,079	$(118,773,529)	$(33,001)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	54,217	—	54,217

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	351,135	—	351,135

Net loss	—	—	—	(461,216)	(461,216)

Balance May 31, 2017	131,448,444	$131,449	$119,014,431	$(119,234,745)	$(88,865)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(461,216)	$(369,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	171
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	351,135	333,437
Changes in operating assets and liabilities
Retainer	10,000	—
Accounts payable	40,515	(18,153)
Accrued liabilities	5,000	(23,538)

NET CASH USED IN OPERATING ACTIVITIES	(54,566)	(78,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	54,217	75,592

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,217	75,592

NET DECREASE IN CASH	(349)	(2,444)

CASH AT BEGINNING OF PERIOD	731	3,303

CASH AT END OF PERIOD	$382	$859

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company is currently conducting one clinical trial on Antineoplastons in accordance with FDA regulations. At this time, however, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2017 and February 28, 2017, results of operations for the three months ended May 31, 2017 and 2016, and cash flows for the three months ended May 31, 2017 and 2016.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017.

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

NOTE  C.              STOCK OPTIONS AND WARRANTS

At May 31, 2017, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2017.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of May 31, 2017, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.       LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings Per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2017 and 2016, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE  E.      INCOME TAXES

The  Company follows the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes.  The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2016, 2015, and 2014 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2017 and 2016 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2017	2016

Expected income tax benefit	$(156,813)	$(125,784)
Effect of expenses deducted directly by Dr. Burzynski	156,813	125,784
Nondeductible expenses and other adjustments	18,994	(13,286)
Change in valuation allowance	(18,994)	13,286
State tax	—	—

Income tax expense	$—	$—

At May 31, 2017, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $261,196. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At May 31, 2017, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $642,921 which may be carried forward and will expire if not used between 2022 and 2037.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2017, and the results of operations comparing the three months ended May 31, 2017 and 2016.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2017.

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

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

On March 3, 2017, the Texas Medical Board issued their final ruling regarding the complaint filed on December 11, 2013 and subsequently amended in July 2014 and November 2014, against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors.  The Texas Medical Board made allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s Medical Practice Act. In the final ruling, the Texas Medical Board found that Dr. Burzynski was subject to sanction for various failures that included supervision of foreign medical graduates, untimely and insufficient informed consent, medical record support documentation, tumor measurement reporting inaccuracy, and lack of disclosure of ownership interest in a pharmacy.  As a result, Dr. Burzynski was reprimanded.  His Texas license was suspended for five years but that suspension was stayed and he was placed under probation under terms and conditions that include having billing practice monitored by a billing monitor for 12 consecutive monitoring cycles, enrolling and completing a physicians education program ethics course, following informed consent protocol, passing the Medical Jurisprudence Examination, and compliance with the Medical Practice Act and other statutes regulating Dr. Burzynski’s practice.  As requested as part of the terms and conditions, Dr. Burzynski has completed payment of an administrative penalty and restitution, submission of all informed consent forms for review,  submission of an ownership interest disclosure form for review, and he has begun continuing medical education.  The Company does not believe that the final order will have an adverse impact on current activities at the Burzynski clinic.   However, if any outcomes or changes arise relating to similar matters or future allegations, this could result in substantial harm to the Company’s business and operations.

Results of Operations

Three Months Ended May 31, 2017 Compared to Three Months Ended May 31, 2016

Research and development costs were approximately $368,000 and $349,000 for the three months ended May 31, 2017 and 2016, respectively.  The increase of $19,000 or 5% was due to increases in personnel costs of $17,000, facility and equipment costs of $14,000, and quality control costs of $3,000, offset by a decrease in material costs of $14,000, and other research and development costs of $1,000 as a result of additional requests from regulatory agencies.

General and administrative expenses were approximately $95,000 and $20,000 for the three months ended May 31, 2017 and 2016, respectively.  The increase of $75,000 or 375% was due to an increase in legal and professional fees of $76,000, offset by a decrease in general and administrative costs of $1,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $461,000 and $370,000 for the three months ended May 31, 2017 and 2016, respectively.  The increase in the net loss from 2016 to 2017 is primarily due to an overall increase in research and development costs and an increase in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2018.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,125,000 during the remaining three quarters of the fiscal year ending February 28, 2018. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 17, 2017