Form 10-Q
period 2017-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2017-10-16
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 31, 2017, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2017	2017

ASSETS

Current assets
Cash and cash equivalents	$504	$731
Retainer	—	10,000
TOTAL CURRENT ASSETS	504	10,731

TOTAL ASSETS	$504	$10,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$60,720	$19,652
Accrued liabilities	67,846	24,080
CURRENT AND TOTAL LIABILITIES	128,566	43,732

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at August 31, 2017 and February 28, 2017	131,449	131,449
Additional paid-in capital	119,400,977	118,609,079
Retained deficit	(119,660,488)	(118,773,529)

TOTAL STOCKHOLDERS’ DEFICIT	(128,062)	(33,001)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$504	$10,731

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2017	2016

Operating expenses
Research and development	$325,110	$309,945
General and administrative	100,633	91,699
Depreciation	—	171
TOTAL OPERATING EXPENSES	425,743	401,815

Operating loss before other income	(425,743)	(401,815)

Other income	—	—

Loss before provision for income tax	(425,743)	(401,815)

Provision for income tax	—	—

NET LOSS	$(425,743)	$(401,815)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2017	2016

Operating expenses
Research and development	$692,640	$659,402
General and administrative	195,319	112,024
Depreciation	—	342
TOTAL OPERATING EXPENSES	887,959	771,768

Operating loss before other income	(887,959)	(771,768)

Other income	1,000	—

Loss before provision for income tax	(886,959)	(771,768)

Provision for income tax	—	—

NET LOSS	$(886,959)	$(771,768)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended August 31, 2017

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2017	131,448,444	$131,449	$118,609,079	$(118,773,529)	$(33,001)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	143,734	—	143,734

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	648,164	—	648,164

Net loss	—	—	—	(886,959)	(886,959)

Balance August 31, 2017	131,448,444	$131,449	$119,400,977	$(119,660,488)	$(128,062)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(886,959)	$(771,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	342
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	648,164	627,364
Changes in operating assets and liabilities
Retainer	10,000	—
Accounts payable	41,068	14,157
Accrued liabilities	43,766	(9,283)

NET CASH USED IN OPERATING ACTIVITIES	(143,961)	(139,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	143,734	136,309

NET CASH PROVIDED BY FINANCING ACTIVITIES	143,734	136,309

NET DECREASE IN CASH	(227)	(2,879)

CASH AT BEGINNING OF PERIOD	731	3,303

CASH AT END OF PERIOD	$504	$424

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company’s IND 43742 is currently under full clinical hold and the Company can not restart any clinical trials until the full clinical hold is removed by the FDA. At this time, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2017 and February 28, 2017, results of operations for the three and six months ended August 31, 2017 and 2016, and cash flows for the six months ended August 31, 2017 and 2016.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017.

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

The Company is economically dependent on its funding through Dr. Burzynski’s medical practice.  In the past, a portion of Dr. Burzynski’s patients have been admitted and treated as part of the clinical trial programs.  The Company’s IND 43742 is currently under full clinical hold and the Company can not restart any clinical trials until the full clinical hold is removed by the FDA.  The FDA imposes numerous regulations and requirements regarding these patients, and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA. In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice.  The risks associated with Dr. Burzynski’s medical practice directly affect his ability to fund the operations of the Company.

NOTE  C.                                           STOCK OPTIONS AND WARRANTS

August 31, 2017, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of August 31, 2017.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of August 31, 2017, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.       LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the six months ended August 31, 2017 and 2016, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the six months ended August 31, 2017 and 2016 differ from the amounts computed by applying the U.S. federal income tax rate of 34% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2017	2016

Expected income tax benefit	$(144,753)	$(136,617)
Effect of expenses deducted directly by Dr. Burzynski	144,753	136,617
Nondeductible expenses and other adjustments	13,327	16,155
Change in valuation allowance	(13,327)	(16,155)
State tax	—	—

Income tax expense	$—	$—

	Six Months Ended August 31,
	2017	2016

Expected income tax benefit	$(301,566)	$(262,401)
Effect of expenses deducted directly by Dr. Burzynski	301,566	262,401
Nondeductible expenses and other adjustments	32,321	(2,869)
Change in valuation allowance	(32,321)	2,869
State tax	—	—

Income tax expense	$—	$—

At August 31, 2017, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $274,523. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At August 31, 2017, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $682,118 which may be carried forward and will expire if not used between 2022 and 2037.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2017, and the results of operations comparing the three and six months ended August 31, 2017 and 2016.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2017.

Introduction

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  The Company’s clinical trial initiated in April 2016 for children and adults with Diffuse Intrinsic Pontine Glioma (DIPG) (protocol “BT-55”) is currently under full clinical hold. The Company holds the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment and diagnosis of cancer, once an Antineoplaston drug is approved for sale by the FDA.

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

On June 14, 2016, the FDA issued a letter to the Company in connection with the FDA’s inspection of S.R. Burzynski’s manufacturing facility (the “SRB Manufacturing”) in March 2015.  The SRB Manufacturing addressed the issues raised in the letter in a response letter submitted to the FDA on July 5, 2016 and in subsequent letters.

On February 20, 2017, BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until the partial hold on IND 43742 is lifted.  On August 24, 2017, the FDA imposed a full clinical hold on IND 43742 until deficiencies regarding the SRB Manufacturing are resolved.

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

Results of Operations

Three Months Ended August 31, 2017 Compared to Three Months Ended August 31, 2016

Research and development costs were approximately $325,000 and $310,000 for the three months ended August 31, 2017 and 2016, respectively.  The increase of $15,000 or 5% was due to increases in personnel costs of $15,000, material costs of $1,000, and other research and development costs of $13,000, offset by a decrease in facility and equipment costs of $11,000, and consulting and quality control costs of $3,000 as a result of additional requests from regulatory agencies.

General and administrative expenses were approximately $101,000 and $92,000 for the three months ended August 31, 2017 and 2016, respectively.  The increase of $9,000 or 10% was due to an increase in general and administrative costs of $10,000, offset by a decrease in legal costs of $1,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $426,000 and $402,000 for the three months ended August 31, 2017 and 2016, respectively.  The increase in the net loss from 2016 to 2017 is primarily due to an overall increase in research and development costs and an increase in general and administrative expenses of the Company as described above.

Six Months Ended August 31, 2017 Compared to Six Months Ended August 31, 2016

Research and development costs were approximately $692,000 and $659,000 for the six months ended August 31, 2017 and 2016, respectively.  The increase of $33,000 or 5% was due to increases in personnel costs of $33,000, facility and equipment costs of $2,000, and other research and development costs of $12,000, offset by a decrease in material costs of $14,000, as a result of additional requests from regulatory agencies.

General and administrative expenses were approximately $195,000 and $112,000 for the six months ended August 31, 2017 and 2016, respectively.  The increase of $83,000 or 74% was due to an increase in legal and professional fees of $76,000 and other general and administrative expenses of $7,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $887,000 and $772,000 for the six months ended August 31, 2017 and 2016, respectively.  The increase in the net loss from 2016 to 2017 is primarily due to an overall increase in research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $750,000 during the remaining two quarters of the fiscal year ending February 28, 2018. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: October 16, 2017