Form 10-K
period 2018-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2018-05-22
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

As of August 31, 2017, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,273,735, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2018, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 28, 2018

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

(12)Burzynski, S.R., Janicki, J., Burzynski, G. Comprehensive genomic profiling of recurrent classic glioblastoma in a patient surviving eleven years following antineoplaston therapy. Cancer Clin Oncol 2015;4(2)41-52;

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

Where tumor size is used as the Milestone, each clinical trial protocol describes a “complete response” as a complete disappearance of all tumors with no recurrence of tumors for at least four weeks. A “partial response” is described as at least a 50% reduction in total tumor size, with such reduction lasting at least four weeks. An “objective response” is described as either a complete or partial response for protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-21, BT-22 and BT-23. “Stable disease” is described as less than 50% reduction in size but no more than 25% increase in size of the tumor mass lasting for at least twelve weeks and 50% increase in CAN-1 protocol.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2018:

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2017).

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

Phase III Clinical Trials

On January 13, 2009, the Company announced that it reached an agreement with the FDA that enabled the Company to move forward immediately with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma. The agreement was made under the FDA’s Special Protocol Assessment procedure and means that the design and planned analysis of the Phase III study is acceptable to support a regulatory submission seeking new drug approval. However, the FDA placed a full clinical hold on IND 43,742 regarding such Phase III clinical trial. Please see the section below entitled “Clinical Hold on Phase II and Phase III Clinical Trials.”

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

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

On March 3, 2017, the Texas Medical Board issued their final ruling regarding the complaint filed on December 11, 2013 and subsequently amended in July 2014 and November 2014, against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors.  The Texas Medical Board made allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s Medical Practice Act. In the final ruling, the Texas Medical Board found that Dr. Burzynski was subject to sanction for various failures that included supervision of foreign medical graduates, untimely and insufficient informed consent, medical record support documentation, tumor measurement reporting inaccuracy, and lack of disclosure of ownership interest in a pharmacy.  As a result, Dr. Burzynski was reprimanded.  His Texas license was suspended for five years but that suspension was stayed and he was placed under probation under terms and conditions that include having billing practice monitored by a billing monitor for 12 consecutive monitoring cycles, enrolling and completing a physicians education program ethics course, following informed consent protocol, passing the Medical Jurisprudence Examination, and compliance with the Medical Practice Act and other statutes regulating Dr. Burzynski’s practice.  As requested as part of the terms and conditions, Dr. Burzynski has completed payment of an administrative penalty and restitution, submission of all informed consent forms for review,  submission of an ownership interest disclosure form for review, and he has completed continuing medical education.  The Company does not believe that the final order will have an adverse impact on current activities at the Burzynski clinic.   However, if any outcomes or changes arise relating to similar matters or future allegations, this could result in substantial harm to the Company’s business and operations.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2018, the Company spent approximately $13,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2019.

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

On February 20, 2017 BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until full hold on IND 43742 is lifted.

Phase 3 clinical trial will commence upon availability of funds and until full hold on IND 43742 is lifted.

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

Total research and development costs for the fiscal years ended February 28, 2018, and February 28, 2017 were approximately $1,280,000 and $1,325,000, respectively.

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

The sixth United States Patent (the “2000 U.S. Patent”) covers Liposomal Antineoplaston therapies with markedly improved anticancer activity. The 2000 U.S. Patent expired on May 14, 2017.

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

Employees

As of February 28, 2018, the Company had no full-time employees.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2018. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2018
First Quarter	$0.10	$0.05
Second Quarter	0.09	0.03
Third Quarter	0.08	0.04
Fourth Quarter	0.08	0.04
Fiscal year ended February 28, 2017
First Quarter	$0.16	$0.06
Second Quarter	0.13	0.07
Third Quarter	0.13	0.06
Fourth Quarter	0.10	0.06

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”).  In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2018, none of the aforementioned warrants have been exercised. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

As of May 1, 2018, there were approximately 2010 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                        SELECTED FINANCIAL DATA

None.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2018 and 2017  and the results of operations for the fiscal years ended February 28, 2018 and 2017. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 28, 2018 Compared to Fiscal Year Ended February 28, 2017

Research and development costs were approximately $1,280,000 and $1,325,000 for the fiscal years ended February 28, 2018 and 2017, respectively.  The decrease of $45,000 or 3% was due to a decrease in material costs of $53,000, a decrease in facility and equipment costs of $76,000, a decrease in consulting and quality control costs of $22,000, offset by an increase in personnel costs of $97,000 and an increase in other research and development costs of $9,000, as a result of additional requests from regulatory agencies.

General and administrative expenses were approximately $332,000 and $179,000 for the fiscal years ended February 28, 2018 and 2017, respectively.  The increase of $153,000 or 86% was due to an increase in legal and professional fees of $111,000 and an increase in other general and administrative expenses of $42,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $1,600,000 and $1,500,000 for the fiscal years ended February 28, 2018 and 2017, respectively.  The increase in the net loss from 2017 to 2018 was primarily due to an overall increase in general and administrative expenses of the Company, offset by a decrease in research and development costs as described above.  As of February 28, 2018, the Company had a total stockholders’ deficit of approximately $(108,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2019, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,400,000 in the fiscal year ending February 28, 2019. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2018, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	74	Director and President
Barbara Burzynski, M.D.	76	Director
Carlton Hazlewood, Ph.D.	81	Director
Gregory S. Burzynski, M.D.	37	Director
Patryk P. Goscianski, M.B.A.	39	Treasurer and Secretary
Tomasz Janicki, M.D.	51	Vice President of Clinical Trials

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2018 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Year		Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2018, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)         Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2018. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2019, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2018 and 2017, respectively:

	2018	2017

Audit Fees	$34,825	$31,260

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$34,825	$31,260

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2018 or 2017.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2018 or 2017.

All Other Fees were for services other than the services reported above.  There were no other fees incurred in fiscal years 2018 or 2017.

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

Date: May 22, 2018

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 22, 2018
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 22, 2018
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 22, 2018
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 22, 2018
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 22, 2018
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 28, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 28, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended February 28, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2010.

May 22, 2018

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2018 and 2017

	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$506	$731
Prepaid expenses	28,423	—
Retainer	—	10,000

Total current assets	28,929	10,731

Property and equipment, net of accumulated depreciation	—	—

Total assets	$28,929	$10,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$41,941	$19,652
Accrued liabilities	94,688	24,080

Total current liabilities	136,629	43,732

Total liabilities	136,629	43,732

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2018 and 2017	131,449	131,449
Additional paid-in capital	120,146,481	118,609,079
Retained deficit	(120,385,630)	(118,773,529)

Total stockholders’ deficit	(107,700)	(33,001)

Total liabilities and stockholders’ deficit	$28,929	$10,731

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2018 and 2017

	2018	2017

Operating expenses
Research and development	$1,280,470	$1,324,961
General and administrative	332,631	179,072
Depreciation	—	684

Total operating expenses	1,613,101	1,504,717

Operating loss before other income	(1,613,101)	(1,504,717)

Other income	1,000	—

Loss before provision for income tax	(1,612,101)	(1,504,717)

Income tax expense	—	—

Net loss	$(1,612,101)	$(1,504,717)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 29, 2016	131,448,444	$131,449	$117,036,345	$(117,268,812)	$(101,018)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	311,943	—	311,943

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	1,260,791	—	1,260,791

Net loss	—	—	—	(1,504,717)	(1,504,717)

Balance February 28, 2017	131,448,444	131,449	118,609,079	(118,773,529)	(33,001)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	319,268	—	319,268

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	1,218,134	—	1,218,134

Net loss	—	—	—	(1,612,101)	(1,612,101)

Balance February 28, 2018	131,448,444	$131,449	$120,146,481	$(120,385,630)	$(107,700)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,612,101)	$(1,504,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	684
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	1,218,134	1,260,791
Change in operating assets and liabilities
Prepaid expenses	(28,423)	—
Retainer	10,000	(10,000)
Accounts payable	22,289	(44,741)
Accrued liabilities	70,608	(16,532)

NET CASH USED IN OPERATING ACTIVITIES	(319,493)	(314,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	319,268	311,943

NET CASH PROVIDED BY FINANCING ACTIVITIES	319,268	311,943

NET DECREASE IN CASH	(225)	(2,572)

CASH AT BEGINNING OF YEAR	731	3,303

CASH AT END OF YEAR	$506	$731

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Interest	$31,471	$81,688
Taxes	$400	$400

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company’s IND 43742 is currently under full clinical hold and the Company cannot enroll new patients into any clinical trials until the full clinical hold is removed by the FDA. At this time, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2018, the Company had a working capital deficit of approximately $107,700 and accumulated deficit of approximately $120,386,000.  For the years ended February 28, 2018 and 2017, the Company incurred losses of approximately $1,600,000 and $1,500,000, respectively.

Dr. Burzynski has funded the capital and operational needs of the Company since its inception from revenues generated through his medical practice pursuant to various agreements as described in Note 2.

The Company is economically dependent on its funding from Dr. Burzynski through his medical practice.  In the past, a portion of Dr. Burzynski’s patients have been admitted and treated as part of the clinical trial programs.  The Company’s IND 43742 is currently under full clinical hold and the Company cannot enroll new patients into any clinical trials until the full clinical hold is removed by the FDA.  The FDA imposes numerous regulations and requirements’ regarding these patients and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2018 and 2017, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2018 and 2017, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The sixth United States Patent (the “2000 U.S. Patent”) covers Liposomal Antineoplaston therapies with markedly improved anti-cancer activity.  The 2000 U.S. Patent expired May 14, 2017.

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

The four Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer), (iii) Liposomal formulation of Antineoplastons and (iv) Treatment regimen for the administration of phenylacetylglutamine.  The Canadian Patents expired or will expire on June 4, 2002, November 14, 2006, May 14, 2017, and July 2, 2019, respectively; however, the Company does not believe the Canadian Patents that expired in 2002, 2006, or 2017 will have a material adverse effect on the Company.

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

7.                                     The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

a.Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment) solely necessary to engage in such other research and development activity, and

b.The net proceeds of any stock offering or private placement, which the Company receives during the term of the engagement up to a maximum of $1,000,000 in a given Company fiscal year.

8.                                     Effective March 1, 2017, the term of the Research Funding Agreement was extended to February 28, 2018, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that

Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2018 and 2017, respectively:

	2018	2017

Capital contributed	$319,268	$311,943

Clinical trial costs paid direct	$1,218,134	$1,260,791

3.                                      Property and Equipment:

Property and equipment consists of the following as of February 28, 2018 and 2017, respectively:

	Estimated
	Useful Lives	2018	2017
Furniture and equipment	5 - 10 years	$22,415	$22,415
Total property and equipment		22,415	22,415
Accumulated depreciation		(22,415)	(22,415)

		$—	$—

Depreciation expense for the years ended February 28, 2018 and 2017 was $0 and $684, respectively.

4.                                     Employee Benefits:

Through December 31, 2017, employees of SRB received health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under both HMO and PPO options from which employees could choose coverage. Effective January 1, 2018, only PPO options are offered to employees. Employees pay pre-tax premiums from $0 to $2,554 per month depending upon the insurance coverage selected by the employee.

The Company had a self-funded plan prior to July 1, 2014, and thus certain claims filed under that plan that were incurred prior to this date continue to be presented to the Company for payment and are expected to decrease over time. The Company charged to operations a provision of $41,213 for 2018 and $28,875 for 2017, which represents the sum of actual claims paid and an estimate of liabilities relating to claims, both asserted and unasserted, resulting from incidents that occurred during the year.  These amounts include costs related to employees of SRB that have been allocated to the Company.

5.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years.  Rent expense incurred under these leases was approximately $69,978 and $89,229 for the years ended February 28, 2018 and 2017, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Rent expense totaled $154,506 and $258,159 for 2018 and 2017, respectively.

6.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

Under the Tax Cuts and Jobs Act of 2017, the federal tax rates in effect starting in 2018, affecting future tax benefits, went from 34% to 21%.  The change in the enacted rate did not have an effect on the Company’s income tax expense for the year ended February 28, 2018 as a valuation allowance has been recorded for the total deferred tax assets.  The valuation allowance decreased by $112,401 due to the change in the enacted rate.  The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2018 and 2017 differ from the amounts computed by applying the U.S. federal income tax rate of 21% and 34%, respectively, to the pretax loss as a result of the following:

	2018	2017
Expected benefit	$(338,541)	$(511,604)
Effect of expenses deducted directly by Dr. Burzynski	338,541	511,604
Other adjustments	(60,630)	23,128
Change in valuation allowance	60,630	(23,128)
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$138,969	$199,599
Excess book (tax) depreciation	—	—
Accrued expenses	—	—
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	181,572	242,202
Less valuation allowance	(181,572)	(242,202)
Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $661,756 as of February 28, 2018.  The net operating loss carryforwards expire as of February 28 or 29 of the following years:

2022	$29,250
2023	$73,401
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$74,699

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2018.

7.                                     Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2018.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2018, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

8.                                     Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2018, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the year ended February 28, 2018, and one patient was treated at the Burzynski Research Clinic during the year ended February 28, 2017. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,500 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 86% of the chemicals used in producing Antineoplastons from four suppliers during the year ended February 28, 2018 and 74% from three suppliers during the year ended February 28, 2017.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.