Form 10-Q
period 2018-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2018-07-16
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 31, 2018, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2018	2018

ASSETS

Current assets
Cash and cash equivalents	$206	$506
Prepaids	16,709	28,423
TOTAL CURRENT ASSETS	16,915	28,929

TOTAL ASSETS	$16,915	$28,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$65,125	$41,941
Accrued liabilities	88,330	94,688
CURRENT AND TOTAL LIABILITIES	153,455	136,629

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at May 31, 2018 and February 28, 2018	131,449	131,449
Additional paid-in capital	120,527,218	120,146,481
Retained deficit	(120,795,207)	(120,385,630)

TOTAL STOCKHOLDERS’ DEFICIT	(136,540)	(107,700)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,915	$28,929

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2018	2017

Operating expenses
Research and development	$280,737	$367,530
General and administrative	128,840	94,686
TOTAL OPERATING EXPENSES	409,577	462,216

Operating loss before other income	(409,577)	(462,216)

Other income	—	1,000

Loss before provision for income tax	(409,577)	(461,216)

Provision for income tax	—	—

NET LOSS	$(409,577)	$(461,216)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2018

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2018	131,448,444	$131,449	$120,146,481	$(120,385,630)	$(107,700)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	116,017	—	116,017

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	264,720	—	264,720

Net loss	—	—	—	(409,577)	(409,577)

Balance May 31, 2018	131,448,444	$131,449	$120,527,218	$(120,795,207)	$(136,540)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(409,577)	$(461,216)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	264,720	351,135
Changes in operating assets and liabilities
Prepaids	11,714	—
Retainer	—	10,000
Accounts payable	23,184	40,515
Accrued liabilities	(6,358)	5,000

NET CASH USED IN OPERATING ACTIVITIES	(116,317)	(54,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	116,017	54,217

NET CASH PROVIDED BY FINANCING ACTIVITIES	116,017	54,217

NET INCREASE (DECREASE) IN CASH	(300)	(349)

CASH AT BEGINNING OF PERIOD	506	731

CASH AT END OF PERIOD	$206	$382

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company’s investigational new drug application (“IND”) 43742 is currently under full clinical hold and the Company can not enroll new patients into any clinical trials until the full clinical hold is removed by the FDA. At this time, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2018 and February 28, 2018, results of operations for the three months ended May 31, 2018 and 2017, and cash flows for the three months ended May 31, 2018 and 2017.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

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

The Company is economically dependent on its funding through Dr. Burzynski’s medical practice.  In the past, a portion of Dr. Burzynski’s patients have been admitted and treated as part of the clinical trial programs.  The Company’s IND 43742 is currently under full clinical hold and the Company can not enroll new patients into any clinical trials until the full clinical hold is removed by the FDA.  The FDA imposes numerous regulations and requirements regarding these patients, and the Company is subject to inspection at any time by the FDA.  These regulations are complex and subject to interpretation and though it is management’s intention to comply fully with all such regulations, there is the risk that the Company is not in compliance and is thus subject to sanctions imposed by the FDA. In addition, as with any medical practice, Dr. Burzynski is subject to potential claims by patients and other potential claimants commonly arising out of the operation of a medical practice.  The risks associated with Dr. Burzynski’s medical practice directly affect his ability to fund the operations of the Company.

NOTE  C.                                           STOCK OPTIONS AND WARRANTS

At May 31, 2018, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant dates.  None of the options have been exercised as of May 31, 2018.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of May 31, 2018, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2018 and 2017, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE  E.                                           INCOME TAXES

The  Company follows the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes.  The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2017, 2016, and 2015 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2018 and 2017 differ from the amounts computed by applying the U.S. federal income tax rate of 21% and 34%, respectively, to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2018	2017

Expected income tax benefit	$(86,011)	$(156,813)
Effect of expenses deducted directly by Dr. Burzynski	86,011	156,813
Nondeductible expenses and other adjustments	6,056	18,994
Change in valuation allowance	(6,056)	(18,994)
State tax	—	—

Income tax expense	$—	$—

At May 31, 2018, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $187,628. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At May 31, 2018, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $690,596 which may be carried forward and will expire if not used between 2022 and 2039.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2018, and the results of operations comparing the three months ended May 31, 2018 and 2017.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2018.

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

On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under investigational new drug application 43,742.  The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated.  The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1)(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use.  The FDA advised the Company that until it resolved the matter to the FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND.  The Company later notified the FDA in a September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43,742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study. As of February 17, 2015, all patients discontinued treatment under protocol BT-10 and such protocol was closed as of March 10, 2015.

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

Results of Operations

Three Months Ended May 31, 2018 Compared to Three Months Ended May 31, 2017

Research and development costs were approximately $281,000 and $368,000 for the three months ended May 31, 2018 and 2017, respectively.  The decrease of $87,000 or 24% was due to an decrease in personnel costs of $27,000, a decrease in material costs of $5,000, a decrease of facility and equipment costs of $54,000, and a decrease of other research and development costs of $2,000, offset by an increase in consulting and quality control costs of $1,000 as a result of a decrease in production related to the gradual completion of clinical trials.

General and administrative expenses were approximately $129,000 and $95,000 for the three months ended May 31, 2018 and 2017, respectively.  The increase of $34,000 or 36% was due to an increase in legal costs of $23,000 and other general and administrative costs of $11,000 as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $410,000 and $461,000 for the three months ended May 31, 2018 and 2017, respectively.  The decrease in the net loss from 2017 to 2018 is primarily due to an overall decrease in research and development costs offset by an increase in general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $900,000 during the remaining three quarters of the fiscal year ending February 28, 2019. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Currently, the Company is not a party to any material pending legal proceedings.  Moreover, the Company is not aware of any such legal proceedings that are contemplated by governmental authorities with respect to the Company.

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

Date: July 16, 2018