Form 10-Q
period 2018-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2018-10-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 31, 2018, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2018	2018
ASSETS

Current assets
Cash and cash equivalents	$409	$506
Prepaids	44,894	28,423
TOTAL CURRENT ASSETS	45,303	28,929

TOTAL ASSETS	$45,303	$28,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$95,597	$41,941
Accrued liabilities	117,073	94,688
CURRENT AND TOTAL LIABILITIES	212,670	136,629

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at August 31, 2018 and February 28, 2018	131,449	131,449
Additional paid-in capital	120,946,062	120,146,481
Retained deficit	(121,244,878)	(120,385,630)

TOTAL STOCKHOLDERS’ DEFICIT	(167,367)	(107,700)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,303	$28,929

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2018	2017

Operating expenses
Research and development	$308,460	$325,110
General and administrative	141,211	100,633
TOTAL OPERATING EXPENSES	449,671	425,743

Operating loss before other income	(449,671)	(425,743)

Other income	—	—

Loss before provision for income tax	(449,671)	(425,743)

Provision for income tax	—	—

NET LOSS	$(449,671)	$(425,743)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2018	2017

Operating expenses
Research and development	$589,197	$692,640
General and administrative	270,051	195,319
TOTAL OPERATING EXPENSES	859,248	887,959

Operating loss before other income	(859,248)	(887,959)

Other income	—	1,000

Loss before provision for income tax	(859,248)	(886,959)

Provision for income tax	—	—

NET LOSS	$(859,248)	$(886,959)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended August 31, 2018

(UNAUDITED)

					Total
	Common Stock		Additional		Stockholders’
	Shares	Amount	Paid-in Capital	Retained Deficit	Deficit

Balance February 28, 2018	131,448,444	$131,449	$120,146,481	$(120,385,630)	$(107,700)

Cash contributed by S.R. Burzynski, M.D., Ph.D. and related parties	—	—	242,484	—	242,484

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	557,097	—	557,097

Net loss	—	—	—	(859,248)	(859,248)

Balance August 31, 2018	131,448,444	$131,449	$120,946,062	$(121,244,878)	$(167,367)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(859,248)	$(886,959)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	557,097	648,164
Changes in operating assets and liabilities
Prepaids	(16,471)	—
Retainer	—	10,000
Accounts payable	53,656	41,068
Accrued liabilities	22,385	43,766

NET CASH USED IN OPERATING ACTIVITIES	(242,581)	(143,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	242,484	143,734

NET CASH PROVIDED BY FINANCING ACTIVITIES	242,484	143,734

NET DECREASE IN CASH	(97)	(227)

CASH AT BEGINNING OF PERIOD	506	731

CASH AT END OF PERIOD	$409	$504

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

The Company is primarily engaged as a research and development facility for Antineoplaston drugs being tested for the use in the treatment of cancer.  The Company’s investigational new drug application (“IND”) 43742 is currently under full clinical hold and the Company cannot enroll new patients into any clinical trials until the full clinical hold is removed by the FDA. At this time, none of the Antineoplaston drugs have received FDA approval; further, there can be no assurance that FDA approval will be granted.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2018 and February 28, 2018, results of operations for the three and six months ended August 31, 2018 and 2017, and cash flows for the six months ended August 31, 2018 and 2017.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

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

NOTE  C.                                           STOCK OPTIONS AND WARRANTS

At August 31, 2018, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant date.  None of the options have been exercised as of August 31, 2018.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of August 31, 2018, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the six months ended August 31, 2018 and 2017, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and six months ended August 31, 2018 and 2017 differ from the amounts computed by applying the U.S. federal income tax rate of 21% and 34%, respectively, to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2018	2017

Expected income tax benefit	$(94,431)	$(144,753)
Effect of expenses deducted directly by Dr. Burzynski	94,431	144,753
Nondeductible expenses and other adjustments	6,474	13,327
Change in valuation allowance	(6,474)	(13,327)
State tax	—	—

Income tax expense	$—	$—

	Six Months Ended August 31,
	2018	2017

Expected income tax benefit	$(180,442)	$(301,566)
Effect of expenses deducted directly by Dr. Burzynski	180,442	301,566
Nondeductible expenses and other adjustments	12,530	32,321
Change in valuation allowance	(12,530)	(32,321)
State tax	—	—

Income tax expense	$—	$—

At August 31, 2018, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $194,102. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At August 31, 2018, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $721,423 which may be carried forward and will expire if not used between 2022 and 2039.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2018, and the results of operations comparing the three and six months ended August 31, 2018 and 2017.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2018.

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

On February 20, 2017, BRI informed the FDA of the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until the partial hold on IND 43742 is lifted.  On August 24, 2017, the FDA imposed a full clinical hold on IND 43742 until deficiencies regarding the SRB Manufacturing are resolved.

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

Results of Operations

Three Months Ended August 31, 2018 Compared to Three Months Ended August 31, 2017

Research and development costs were approximately $308,000 and $325,000 for the three months ended August 31, 2018 and 2017, respectively.  The decrease of $17,000 or 5% was due to an decrease in personnel costs of $6,000, a decrease of facility and equipment costs of $24,000, and a decrease of other research and development costs of $13,000, offset by an increase in material costs of $16,000 and an increase in consulting and quality control costs of $10,000 as a result of a decrease in production related to the gradual completion of clinical trials.

General and administrative expenses were approximately $141,000 and $101,000 for the three months ended August 31, 2018 and 2017, respectively.  The increase of $40,000 or 40% was due to an increase in legal costs of $25,000 and other general and administrative costs of $15,000 as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $450,000 and $426,000 for the three months ended August 31, 2018 and 2017, respectively.  The increase in the net loss from 2017 to 2018 is primarily due to an overall increase in general and administrative expenses offset by a decrease in research and development costs of the Company as described above.

Six Months Ended August 31, 2018 Compared to Six Months Ended August 31, 2017

Research and development costs were approximately $589,000 and $692,000 for the six months ended August 31, 2018 and 2017, respectively.  The decrease of $103,000 or 15% was due to a decreases in personnel costs of $33,000, facility and equipment costs of $78,000, and other research and development costs of $14,000, offset by an increase in material costs of $11,000 and consulting and quality control costs of $11,000, as a result of additional requests from regulatory agencies.

General and administrative expenses were approximately $270,000 and $195,000 for the six months ended August 31, 2018 and 2017, respectively.  The increase of $75,000 or 38% was due to an increase in legal and professional fees of $48,000 and other general and administrative expenses of $27,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $859,000 and $887,000 for the six months ended August 31, 2018 and 2017, respectively.  The decrease in the net loss from 2017 to 2018 is primarily due to an overall decrease in research and development costs offset by an increase in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2019.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $600,000 during the remaining two quarters of the fiscal year ending February 28, 2019. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: October 15, 2018