Form 10-Q
period 2018-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2019-01-14
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 30, 2018, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2018	2018
ASSETS

Current assets
Cash and cash equivalents	$486	$506
Prepaids	33,179	28,423
TOTAL CURRENT ASSETS	33,665	28,929

TOTAL ASSETS	$33,665	$28,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$98,267	$41,941
Accrued liabilities	107,395	94,688
CURRENT AND TOTAL LIABILITIES	205,662	136,629

Commitments and contingencies

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at November 30, 2018 and February 28, 2018	131,449	131,449
Additional paid-in capital	121,381,070	120,146,481
Retained deficit	(121,684,516)	(120,385,630)

TOTAL STOCKHOLDERS’ DEFICIT	(171,997)	(107,700)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,665	$28,929

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2018	2017

Operating expenses
Research and development	$322,060	$343,449
General and administrative	117,578	57,676
TOTAL OPERATING EXPENSES	439,638	401,125

Operating loss	(439,638)	(401,125)

Loss before provision for income tax	(439,638)	(401,125)

NET LOSS	$(439,638)	$(401,125)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended November 30,
	2018	2017

Operating expenses
Research and development	$911,257	$1,036,089
General and administrative	387,629	252,995
TOTAL OPERATING EXPENSES	1,298,886	1,289,084

Operating loss before other income	(1,298,886)	(1,289,084)

Other income	—	1,000

Loss before provision for income tax	(1,298,886)	(1,288,084)

NET LOSS	$(1,298,886)	$(1,288,084)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended November 30, 2018

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2018	131,448,444	$131,449	$120,146,481	$(120,385,630)	$(107,700)

Cash contributed by S.R. Burzynski, M.D., Ph.D.		—	116,017	—	116,017

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.		—	264,720	—	264,720

Net loss		—	—	(409,577)	(409,577)

Balance May 31, 2018	131,448,444	131,449	120,527,218	(120,795,207)	(136,540)

Cash contributed by S.R. Burzynski, M.D., Ph.D.		—	126,467	—	126,467

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.		—	292,377	—	292,377

Net loss		—	—	(449,671)	(449,671)

Balance August 31, 2018	131,448,444	131,449	120,946,062	(121,244,878)	(167,367)

Cash contributed by S.R. Burzynski, M.D., Ph.D.		—	129,117	—	129,117

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.		—	305,891	—	305,891

Net loss		—	—	(439,638)	(439,638)

Balance November 30, 2018	131,448,444	$131,449	$121,381,070	$(121,684,516)	$(171,997)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the nine months ended November 30, 2017

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 28, 2017	131,448,444	$131,449	$118,609,079	$(118,773,529)	$(33,001)

Cash contributed by S.R. Burzynski, M.D., Ph.D.		—	54,217	—	54,217

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.		—	351,135	—	351,135

Net loss		—	—	(461,216)	(461,216)

Balance May 31, 2017	131,448,444	131,449	119,014,431	(119,234,745)	(88,865)

Cash contributed by S.R. Burzynski, M.D., Ph.D.		—	89,517	—	89,517

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.		—	297,029	—	297,029

Net loss		—	—	(425,743)	(425,743)

Balance August 31, 2017	131,448,444	131,449	119,400,977	(119,660,488)	(128,062)

Cash contributed by S.R. Burzynski, M.D., Ph.D.		—	72,517	—	72,517

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.		—	329,627	—	329,627

Net loss		—	—	(401,125)	(401,125)

Balance November 30, 2017	131,448,444	$131,449	$119,803,121	$(120,061,613)	$(127,043)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,298,886)	$(1,288,084)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	862,988	977,791
Changes in operating assets and liabilities
Prepaids	(4,756)	(32,645)
Retainer	—	10,000
Accounts payable	56,326	48,441
Accrued liabilities	12,707	70,957

NET CASH USED IN OPERATING ACTIVITIES	(371,621)	(213,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	371,601	216,251

NET CASH PROVIDED BY FINANCING ACTIVITIES	371,601	216,251

NET INCREASE (DECREASE) IN CASH	(20)	2,711

CASH AT BEGINNING OF PERIOD	506	731

CASH AT END OF PERIOD	$486	$3,442

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2018 and February 28, 2018, results of operations for the three and nine months ended November 30, 2018 and 2017, and cash flows for the nine months ended November 30, 2018 and 2017.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

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

NOTE  C.                                           STOCK OPTIONS AND WARRANTS

At November 30, 2018, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant date.  None of the options have been exercised as of November 30, 2018.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of November 30, 2018, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the nine months ended November 30, 2018 and 2017, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE  E.                                           INCOME TAXES

The  Company follows the provisions of FASB ASC 740, Income Taxes.  The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2017, 2016, and 2015 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three and nine months ended November 30, 2018 and 2017 differ from the amounts computed by applying the U.S. federal income tax rate of 21% and 34%, respectively, to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2018	2017

Expected income tax benefit	$(92,324)	$(136,383)
Effect of expenses deducted directly by Dr. Burzynski	92,324	136,383
Nondeductible expenses and other adjustments	972	(346)
Change in valuation allowance	(972)	346
State tax	—	—

Income tax expense	$—	$—

	Nine Months Ended November 30,
	2018	2017

Expected income tax benefit	$(272,766)	$(437,949)
Effect of expenses deducted directly by Dr. Burzynski	272,766	437,949
Nondeductible expenses and other adjustments	13,502	31,975
Change in valuation allowance	(13,502)	(31,975)
State tax	—	—

Income tax expense	$—	$—

At November 30, 2018, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $195,074. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At November 30, 2018, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $726,053 which may be carried forward and will expire if not used between 2022 and 2039.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2018, and the results of operations comparing the three and nine months ended November 30, 2018 and 2017.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2018.

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

Results of Operations

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Research and development costs were approximately $322,000 and $343,000 for the three months ended November 30, 2018 and 2017, respectively.  The decrease of $21,000 or 6% was due to a decrease in personnel costs of $47,000, a decrease in material costs of $1,000, and a decrease of other research and development costs of $8,000, offset by an increase in facility and equipment costs of $25,000 and an increase in consulting and quality control costs of $10,000 as a result of a decrease in production related to the gradual completion of clinical trials.

General and administrative expenses were approximately $118,000 and $58,000 for the three months ended November 30, 2018 and 2017, respectively.  The increase of $60,000 or 104% was due to an increase in legal costs of $61,000 and a decrease in other general and administrative costs of $1,000 as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $440,000 and $401,000 for the three months ended November 30, 2018 and 2017, respectively.  The increase in the net loss from 2017 to 2018 is primarily due to an overall increase in general and administrative expenses offset by a decrease in research and development costs of the Company as described above.

Nine Months Ended November 30, 2018 Compared to Nine Months Ended November 30, 2017

Research and development costs were approximately $911,000 and $1,036,000 for the nine months ended November 30, 2018 and 2017, respectively.  The decrease of $125,000 or 12% was due to a decrease in personnel costs of $80,000, a decrease in facility and equipment costs of $54,000, and a decrease of other research and development costs of $22,000, offset by an increase in consulting and quality control costs of $21,000 and an increase in material costs of $10,000, as a result of a decrease in production related to the gradual completion of clinical trials.

General and administrative expenses were approximately $388,000 and $253,000 for the nine months ended November 30, 2018 and 2017, respectively.  The increase of $135,000 or 53% was due to an increase in legal and professional fees of $108,000 and other general and administrative expenses of $27,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $1,299,000 and $1,288,000 for the nine months ended November 30, 2018 and 2017, respectively.  The increase in the net loss from 2017 to 2018 is primarily due to an overall increase in general and administrative expense, offset by a decrease in research and development costs of the Company as described above.

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

The Company estimates that it will spend approximately $300,000 during the remaining quarter of the fiscal year ending February 28, 2019. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA-related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 14, 2019