Form 10-K
period 2019-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2019-05-29
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23425

BURZYNSKI RESEARCH INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0136810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9432 Katy Freeway
Houston, Texas	77055
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (713) 335-5697

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)
None		None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 29, 2018, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,073,638, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter.  For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2019, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 28, 2019

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

Nineteen publications by Burzynski Clinic resulting from the trials have been published in peer-reviewed medical journals:

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

(10) Burzynski, S.R., Burzynski,. Marszalek, A., Janicki, J., Martinez-Canca, J. Long-term survival (over 20 years), complete response and normal childhood development in medulloblastoma treated with Antineoplastons A10 and AS2-1. J Neurol Stroke 2015, 2(3): 00054;

(11) Burzynski, S.R., Burzynski, G.S., Marszalek, A., Janicki, T.J., Martinez-Canca, J.F. Long-term survival over 21 years and pathologically confirmed complete response in pediatric anaplastic astrocytoma: A case report. J Neurol Stroke 2015;2(6):00072;

(12) Burzynski, S.R., Janicki, J., Burzynski, G. Comprehensive genomic profiling of recurrent classic glioblastoma in a patient surviving eleven years following antineoplaston therapy. Cancer Clin Oncol 2015;4(2)41-52;

(13) Burzynski, S.R., Burzynski, G., Janicki, J., Marszalek, A. Complete response and Long-term survival (>20 years) of a child with tectal glioma: A case report. Pediatr Neurosurg DOI: 10.1159/000369907;

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

(19) Burzynski S.R., Janicki, T., Beenken, S.  Treatment of Recurrent Glioblastoma Multiforme (rGBM) with Antineoplaston AS2-1 in Combination with Targeted Therapy. Cancer and Clinical Oncology; Vol.8, No. 1; 2019.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (20) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2019:

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2018).

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

Of the 2,297 patients who have received at least one dose of Antineoplastons, the serious adverse events (SAEs) which have been experienced are as follows:  hemoglobin (grade 3: 3 patients; grade 4: 1 patient), extravasation (grade 3: 1 patient), pain related to the central venous catheter (grade 3: 1 patient), fatigue (grade 3: 2 patients; grade 4: 1 patient), fever (grade 3: 2 patients), injection site reaction (grade 3: 1 patient), vomiting (grade 3: 2 patients), hypernatremia (grade 3: 2 patients; grade 4: 28 patients; grade 5: 6 patients-not confirmed by autopsy), confusion (grade 3: 1 patient), seizure (grade 3: 1 patient), somnolence (grade 3: 8 patients; grade 4: 1 patient), pain: head/headache (grade 3: 2 patients) and pain: joint (grade 3: 1 patient). 491 out of 2,298 patients experienced hypernatremia that was possibly related to the study drug, regardless of severity.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2019, the Company spent approximately $15,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 29, 2020.

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

Total research and development costs for the fiscal years ended February 28, 2019, and 2018 were approximately $1,146,000 and $1,280,000, respectively.

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

The seventh United States Patent (the “2001 U.S. Patent”) is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate. The 2001 U.S. Patent expired on July 23, 2018.

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent. The 2005 U.S. Patent expired on July 31, 2018.

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

The Mexican Patent relates to a treatment regimen for the administration of phenylacetylglutamine. This patent expired  on January 14, 2019.

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

Employees

As of February 28, 2019, the Company had no full-time employees.

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

•                  if issued, the patents under which we hold rights may not be valid or enforceable, or have expired; or

•                  we and/or Dr. Burzynski may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. Many of our licensed patents have expired.  There is no clear policy involving the breadth of claims allowed in patents or the degree of protection afforded under patents. Although we believe our potential rights under patent applications provide a competitive advantage, it is possible that patent applications licensed to us will not result in patents being issued, or that, if issued, the patents will later be invalidated or not give us an advantage over competitors with similar products or technology, nor can we assure you that we can obtain, maintain and enforce all our proprietary rights necessary to develop and commercialize our product candidates.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2019. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the OTCBB. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control. There can be no assurance that the market will provide significant liquidity for the Company’s Common Stock. As a result, an investment in the Company’s Common Stock may be highly illiquid. Investors may not be able to sell their shares readily or at all when the investor needs or desires to sell.

The following table sets forth closing high and low bid prices of the shares of Common Stock of the Company for the periods indicated (as reported by OTC Markets Group Inc.).

	Price Range
	High	Low
Fiscal year ended February 28, 2019
First Quarter	$0.055	$0.035
Second Quarter	0.045	0.02
Third Quarter	0.04	0.015
Fourth Quarter	0.05	0.021
Fiscal year ended February 28, 2018
First Quarter	$0.10	$0.05
Second Quarter	0.09	0.03
Third Quarter	0.08	0.04
Fourth Quarter	0.08	0.04

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2019, there were approximately 2,010 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.                        SELECTED FINANCIAL DATA

None.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2019 and 2018  and the results of operations for the fiscal years ended February 28, 2019 and 2018. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 28, 2019 Compared to Fiscal Year Ended February 28, 2018

Research and development costs were approximately $1,146,000 and $1,280,000 for the fiscal years ended February 28, 2019 and 2018, respectively.  The decrease of $134,000 or 11% was due to a decrease in personnel costs of $95,000, a decrease in facility and equipment costs of $84,000, a decrease in other research and development costs of $9,000, offset by an increase in material costs of $19,000 and an increase in consulting and quality control costs of $35,000, as a result of cost cuts made due to a decrease in production related to the hold on clinical trials.

General and administrative expenses were approximately $492,000 and $333,000 for the fiscal years ended February 28, 2019 and 2018, respectively.  The increase of $159,000 or 48% was due to an increase in legal and professional fees of $136,000 and an increase in other general and administrative expenses of $23,000, as a result of requirements imposed by the FDA.

The Company had net losses of approximately $1,600,000 for each of the fiscal years ended February 28, 2019 and 2018.  The net loss from 2018 to 2019 was primarily static due to an overall increase in general and administrative expenses of the Company, offset by a decrease in research and development costs as described above.  As of February 28, 2019, the Company had a total stockholders’ deficit of approximately $(187,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2020, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,200,000 in the fiscal year ending February 29, 2020. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2019, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	75	Director and President
Barbara Burzynski, M.D.	77	Director
Carlton Hazlewood, Ph.D.	82	Director
Gregory S. Burzynski, M.D.	38	Director
Patryk P. Goscianski, M.B.A.	40	Treasurer and Secretary
Tomasz Janicki, M.D.	52	Vice President of Clinical Trials

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of over 360 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 244 patents covering 43 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

TOMASZ JANICKI, M.D. was appointed as the Vice President of Clinical Trials of the Company on March 1, 2012.  Dr. Janicki currently works at Burzynski Clinic. Dr. Janicki joined Burzynski Clinic in 1997 as Research Associate and has served as Director of Medical Documentation at Burzynski Clinic since 2002.  Dr. Janicki has been involved in the administrative oversight of the Research Department at Burzynski Clinic, and has co-authored 80 publications and presentations for the advancement and acceleration of research and clinical trials at Burzynski Clinic. Dr. Janicki received his M.D. degree from Medical University in Wroclaw, Poland. Dr. Janicki is the son-in-law of Dr. Stanislaw Burzynski.

Audit Committee Financial Expert

The Company has not established an Audit Committee. Therefore, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended February 28, 2019 and Form 5 and amendments thereto furnished to the Company with respect to such period, the Company is not aware of any director, officer, or beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) that has failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Company’s most recent fiscal year.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.                 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Year		Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2019, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)

Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)         Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2019. Certain shares are deemed beneficially owned by more than one person listed in the table.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2020, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, PKF, for fiscal years ended February 28, 2019 and 2018, respectively:

	2019	2018

Audit Fees	$35,410	$34,825

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$35,410	$34,825

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.”  There were no Audit-Related Fees incurred in fiscal years 2019 or 2018.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.  There were no Tax Fees incurred in fiscal years 2019 or 2018.

All Other Fees were for services other than the services reported above.  There were no other fees incurred in fiscal years 2019 or 2018.

Audit Committee’s Pre-Approval Policies and Procedures.  As disclosed above in Item 10, the Company does not have an Audit Committee.  The Board of Directors has not adopted any pre-approval policies or procedures.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) The financial statements are listed on the Table of Contents to Financial Statements to this report beginning on page F-1.

(a)(2) Financial Statement Schedules. Financial statement schedules have been omitted, as the information required to be set forth therein is included in the Financial Statements or Notes thereto appearing in this Annual Report on Form 10-K.

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

ITEM 16.      FORM 10-K SUMMARY

None.

EXHIBIT INDEX

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

Date: May 29, 2019

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2019
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 29, 2019
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 29, 2019
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 29, 2019
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 29, 2019
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 28, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 28, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended February 28, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2019, in conformity with U.S. generally accepted accounting principles.

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

May 29, 2019

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2019 and 2018

	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$708	$506
Prepaid expenses	21,464	28,423

Total current assets	22,172	28,929

Total assets	$22,172	$28,929

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$101,065	$41,941
Accrued liabilities	107,755	94,688

Total current liabilities	208,820	136,629

Total liabilities	208,820	136,629

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2019 and 2018	131,449	131,449
Additional paid-in capital	121,705,250	120,146,481
Retained deficit	(122,023,347)	(120,385,630)

Total stockholders’ deficit	(186,648)	(107,700)

Total liabilities and stockholders’ deficit	$22,172	$28,929

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2019 and 2018

	2019	2018

Operating expenses
Research and development	$1,145,934	$1,280,470
General and administrative	491,783	332,631

Total operating expenses	1,637,717	1,613,701

Operating loss before other income	(1,637,717)	(1,613,101)

Other income	—	1,000

Loss before provision for income tax	(1,637,717)	(1,612,101)

Income tax expense	—	—

Net loss	$(1,637,717)	$(1,612,101)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance February 29, 2017	131,448,444	$131,449	$118,609,079	$(118,773,529)	$(33,001)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	319,268	—	319,268

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	1,218,134	—	1,218,134

Net loss	—	—	—	(1,612,101)	(1,612,101)

Balance February 28, 2018	131,448,444	131,449	120,146,481	(120,385,630)	(107,700)

Cash contributed by S.R. Burzynski M.D., Ph.D. and related parties	—	—	477,718	—	477,718

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	1,081,051	—	1,081,051

Net loss	—	—	—	(1,637,717)	(1,637,717)

Balance February 28, 2019	131,448,444	$131,449	$121,705,250	$(122,023,347)	$(186,648)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,637,717)	$(1,612,101)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	1,081,051	1,218,134
Change in operating assets and liabilities
Prepaid expenses	6,959	(28,423)
Retainer	—	10,000
Accounts payable	59,124	22,289
Accrued liabilities	13,067	70,608

NET CASH USED IN OPERATING ACTIVITIES	(477,516)	(319,493)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	477,718	319,268

NET CASH PROVIDED BY FINANCING ACTIVITIES	477,718	319,268

NET INCREASE (DECREASE) IN CASH	202	(225)

CASH AT BEGINNING OF YEAR	506	731

CASH AT END OF YEAR	$708	$506

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash Paid During the Year For:
Interest	$—	$31,471

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

Economic Dependency

BRI has generated no significant revenues since its inception.  As of February 28, 2019, the Company had a working capital deficit of approximately $186,648 and accumulated deficit of approximately $122,023,000.  For the years ended February 28, 2019 and 2018, the Company incurred losses of approximately $1,600,000.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2019 and 2018, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2019 and 2018, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The Company did not grant any options or warrants and no options or warrants previously granted vested in any of the periods presented in these financial statements. Thus, there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 718 or FASB ASC 505-50 in any of the periods presented.

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

The seventh United States Patent (the “2001 U.S. Patent”) is for a treatment regimen for the administration of phenylacetylglutamine, phenylacetylisoglutamine, and/or phenylacetate.  The 2001 U.S. Patent expired on July 23, 2018.

The eighth United States Patent (the “2005 U.S. Patent”) relates to a divisional application to the 2001 U.S. Patent.  The 2005 U.S. Patent was issued in September 2005 and expired on July 31, 2018.

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

The Mexican Patent relates to a treatment regimen for the administration of phenylacetylglutamine.  This patent expired on January 14, 2019.

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

8.                                     Effective March 1, 2018, the term of the Research Funding Agreement was extended to February 28, 2019, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.  In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1.  The following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2019 and 2018, respectively:

	2019	2018

Capital contributed	$477,718	$319,268

Clinical trial costs paid direct	$1,081,051	$1,218,134

3.                                     Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $2,554 per month depending upon the insurance coverage selected by the employee.

4.                                      Lease commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years.  These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski.  Rent expense incurred under these leases was $69,974 and $69,978 for the years ended February 28, 2019 and 2018, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products.  There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense.  The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation.  Rent expense totaled $108,337 and $154,506 for 2019 and 2018, respectively.

5.                                     Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2019 and 2018 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2019	2018
Expected benefit	$(343,921)	$(338,541)
Effect of expenses deducted directly by Dr. Burzynski	343,921	338,541
Other adjustments	(16,579)	(60,630)
Change in valuation allowance	16,579	60,630
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$155,548	$138,969
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	198,151	181,572
Less valuation allowance	(198,151)	(181,572)
Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a valuation allowance for the total deferred tax assets has been provided.

The Company has net operating loss carryforwards available to offset future income in the amount of $661,756 as of February 28, 2019.  The net operating loss carryforwards expire as of February 28 or 29 of the following years:

2022	$29,250
2023	$73,401
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$74,699

As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), net operating loss carryforwards generated in years beginning after December 31, 2017 will carryforward indefinitely, and will apply to 80% of future taxable income. For the year ended February 28, 2019, the Company had a net operating loss carryforward in the amount of $78,948 that will carryforward in accordance with the Act.

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2019.

6.                                     Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2019.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400.  The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2019, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

7.                                     Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims.  As of February 28, 2019, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the year ended February 28, 2019 or 2018. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,000 patients per year.  There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 80% of the chemicals used in producing Antineoplastons from three suppliers during the year ended February 28, 2019 and 86% from four suppliers during the year ended February 28, 2018.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.