Form 10-Q
period 2019-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2019-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

(713) 335-5697

(Registrant’s telephone number)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Trading Name of each exchange on which registered
None	BZYR	None

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 30, 2019, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2019	2019
ASSETS

Current assets
Cash and cash equivalents	$3,110	$708
Prepaids	9,749	21,464
TOTAL CURRENT ASSETS	12,859	22,172

TOTAL ASSETS	$12,859	$22,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$97,198	$101,065
Accrued liabilities	115,687	107,755
CURRENT AND TOTAL LIABILITIES	212,885	208,820

Commitments and contingencies

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at May 31, 2019 and February 28, 2019	131,449	131,449
Additional paid-in capital	122,160,186	121,705,250
Retained deficit	(122,491,661)	(122,023,347)

TOTAL STOCKHOLDERS’ DEFICIT	(200,026)	(186,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,859	$22,172

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2019	2018

Operating expenses
Research and development	$332,737	$280,737
General and administrative	135,577	128,840
TOTAL OPERATING EXPENSES	468,314	409,577

Operating loss	(468,314)	(409,577)

Loss before provision for income tax	(468,314)	(409,577)
Income tax expense	—	—
NET LOSS	$(468,314)	$(409,577)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2019	131,448,444	$131,449	$121,705,250	$(122,023,347)	$(186,648)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	138,217	—	138,217

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	316,719	—	316,719

Net loss	—	—	—	(468,314)	(468,314)

Balance May 31, 2019	131,448,444	$131,449	$122,160,186	$(122,491,661)	$(200,026)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(468,314)	$(409,577)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	316,719	264,720
Changes in operating assets and liabilities
Prepaids	11,715	11,714
Accounts payable	(3,867)	23,184
Accrued liabilities	7,932	(6,358)

NET CASH USED IN OPERATING ACTIVITIES	(135,815)	(116,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	138,217	116,017

NET CASH PROVIDED BY FINANCING ACTIVITIES	138,217	116,017

NET INCREASE (DECREASE) IN CASH	2,402	(300)

CASH AT BEGINNING OF PERIOD	708	506

CASH AT END OF PERIOD	$3,110	$206

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2019 and February 28, 2019, results of operations for the three months ended May 31, 2019 and 2018, and cash flows for the three months ended May 31, 2019 and 2018.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019.

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

NOTE  C.                                           STOCK OPTIONS AND WARRANTS

At May 31, 2019, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant date.  None of the options have been exercised as of May 31, 2019.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of May 31, 2019, none of the aforementioned warrants have been exercised and no additional vesting has occurred.  The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms.  The warrants are currently outstanding and can still be exercised.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2019 and 2018, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three months ended May 31, 2019 and 2018 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2019	2018

Expected income tax benefit	$(98,346)	$(86,011)
Effect of expenses deducted directly by Dr. Burzynski	98,346	86,011
Nondeductible expenses and other adjustments	2,809	6,056
Change in valuation allowance	(2,809)	(6,056)
State tax	—	—

Income tax expense	$—	$—

At May 31, 2019, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $200,960. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At May 31, 2019, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $661,756 which may be carried forward and will expire if not used between 2022 and 2037.

As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), net operating loss carryforwards generated in years beginning after December 31, 2017 will carryforward indefinitely, and will apply to 80% of future taxable income. As of May 31, 2019, the Company has net operating loss carryforwards in the amount of $92,326 that will carryforward in accordance with the Act.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2019, and the results of operations comparing the three months ended May 31, 2019 and 2018.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2018.

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

Termination of License Agreement

Pursuant to the terms of the License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 between the Company and Dr. Burzynski (collectively, the “License Agreement”), the License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski.  As of July 2, 2019, all patents previously licensed by the Company under the License Agreement have expired.

Results of Operations

Three Months Ended May 31, 2019 Compared to Three Months Ended May 31, 2018

Research and development costs were approximately $333,000 and $281,000 for the three months ended May 31, 2019 and 2018, respectively.  The increase of $52,000 or 19% was due to an increase in personnel costs of $26,000, an increase in material costs of $34,000, and an increase of other research and development costs of $3,000, offset by a decrease in facility and equipment costs of $8,000 and a decrease in consulting and quality control costs of $3,000, as a result of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $136,000 and $129,000 for the three months ended May 31, 2019 and 2018, respectively.  The increase of $7,000 or 5% was due to an increase in other general and administrative costs of $13,000 offset by a decrease in legal and other professional costs of $6,000, as a result of requirements imposed by the Food and Drug Administration.

The Company had net losses of approximately $468,000 and $410,000 for the three months ended May 31, 2019 and 2018, respectively.  The increase in the net loss from 2018 to 2019 is primarily due to an overall increase in research and development costs and an increase in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement.  Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 29, 2020.  It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2019