Form 10-Q
period 2019-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2019-10-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 31, 2019, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.  Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2019	2019
ASSETS

Current assets
Cash and cash equivalents	$1,108	$708
Prepaids	44,985	21,464
TOTAL CURRENT ASSETS	46,093	22,172

TOTAL ASSETS	$46,093	$22,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$92,917	$101,065
Accrued liabilities	135,640	107,755
CURRENT AND TOTAL LIABILITIES	228,557	208,820

Commitments and contingencies

Stockholders’ deficit

Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at August 31, 2019 and February 28, 2019	131,449	131,449
Additional paid-in capital	122,587,968	121,705,250
Retained deficit	(122,901,881)	(122,023,347)

TOTAL STOCKHOLDERS’ DEFICIT	(182,464)	(186,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,093	$22,172

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2019	2018

Operating expenses
Research and development	$299,732	$308,460
General and administrative	110,488	141,211
TOTAL OPERATING EXPENSES	410,220	449,671

Operating loss	(410,220)	(449,671)

Loss before provision for income tax	(410,220)	(449,671)
Income tax expense	—	—
NET LOSS	$(410,220)	$(449,671)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2019	2018

Operating expenses
Research and development	$632,469	$589,197
General and administrative	246,065	270,051
TOTAL OPERATING EXPENSES	878,534	859,248

Operating loss	(878,534)	(859,248)

Loss before provision for income tax	(878,534)	(859,248)
Income tax expense	—	—
NET LOSS	$(878,534)	$(859,248)

Loss per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended August 31, 2019

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at February 28, 2019	131,448,444	$131,449	$121,705,250	$(122,023,347)	$(186,648)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	138,217	—	138,217

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	316,719	—	316,719

Net loss	—	—	—	(468,314)	(468,314)

Balance at May 31, 2019	131,448,444	$131,449	$122,160,186	$(122,491,661)	$(200,026)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	144,067	—	144,067

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	283,715	—	283,715

Net loss	—	—	—	(410,220)	(410,220)

Balance August 31, 2019	131,448,444	$131,449	$122,587,968	$(122,901,881)	$(182,464)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(878,534)	$(859,248)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	600,434	557,097
Changes in operating assets and liabilities
Prepaids	(23,521)	(16,471)
Accounts payable	(8,148)	53,656
Accrued liabilities	27,885	22,385

NET CASH USED IN OPERATING ACTIVITIES	(281,884)	(242,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	282,284	242,484

NET CASH PROVIDED BY FINANCING ACTIVITIES	282,284	242,484

NET INCREASE (DECREASE) IN CASH	400	(97)

CASH AT BEGINNING OF PERIOD	708	506

CASH AT END OF PERIOD	$1,108	$409

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2019 and February 28, 2019, results of operations for the three and six months ended August 31, 2019 and 2018, and cash flows for the six months ended August 31, 2019 and 2018.  All adjustments are of a normal recurring nature.  The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.  These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019.

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

NOTE  C.                                           STOCK OPTIONS AND WARRANTS

At August 31, 2019, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company.  The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity.  In addition, for a period of 10 years from the grant date, they increase in the same percentage of any new shares of stock issued; however, no shares were issued during such 10-year periods from the grant date.  None of the options have been exercised as of August 31, 2019.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement (the “Initial Warrants”) and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of August 31, 2019, none of the aforementioned warrants have been exercised and no additional vesting has occurred.  The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms. The Initial Warrants are currently outstanding and can still be exercised.

NOTE D.                                              LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the six months ended August 31, 2019 and 2018, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and six months ended August 31, 2019 and 2018 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2019	2018

Expected income tax benefit	$(86,146)	$(94,431)
Effect of expenses deducted directly by Dr. Burzynski	86,146	94,431
Nondeductible expenses and other adjustments	(3,688)	6,474
Change in valuation allowance	3,688	(6,474)
State tax	—	—

Income tax expense	$—	$—

	Six Months Ended August 31,
	2019	2018

Expected income tax benefit	$(184,492)	$(180,442)
Effect of expenses deducted directly by Dr. Burzynski	184,492	180,442
Nondeductible expenses and other adjustments	(879)	12,530
Change in valuation allowance	879	(12,530)
State tax	—	—

Income tax expense	$—	$—

At August 31, 2019, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $197,272. The Company’s ability to utilize net operating loss carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income.  The Company has no historical earnings on which to base an expectation of future taxable income.  Accordingly, a full valuation allowance for deferred tax assets has been provided.  At August 31, 2019, the Company had net operating loss carryforwards available to offset future taxable income in the amount of $657,572 which may be carried forward and will expire if not used between 2022 and 2037.

As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), net operating loss carryforwards generated in years beginning after December 31, 2017 will carryforward indefinitely, and will apply to 80% of future taxable income. As of August 31, 2019, the Company has net operating loss carryforwards in the amount of $78,948 that will carryforward in accordance with the Act.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2019, and the results of operations comparing the three and six months ended August 31, 2019 and 2018.  It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2019.

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

Results of Operations

Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018

Research and development costs were approximately $300,000 and $308,000 for the three months ended August 31, 2019 and 2018, respectively.  The decrease of $8,000 or 3% was due to an decrease in personnel costs of $22,000, facility and equipment costs of $1,000, and consulting and quality control costs of $7,000, offset by an increase in material costs of $19,000, and other research and development costs of $3,000, as a result of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $110,000 and $141,000 for the three months ended August 31, 2019 and 2018, respectively.  The decrease of $31,000 or 22% was due to a decrease in legal and other professional costs of $48,000, offset by an increase in other general and administrative expenses of $17,000, as a result of requirements imposed by the Food and Drug Administration.

The Company had net losses of approximately $410,000 and $450,000 for the three months ended August 31, 2019 and 2018, respectively.  The decrease in the net loss from 2018 to 2019 is primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above.

Six Months Ended August 31, 2019 Compared to Six Months Ended August 31, 2018

Research and development costs were approximately $632,000 and $589,000 for the six months ended August 31, 2019 and 2018, respectively.  The increase of $43,000 or 7% was due to an increase in personnel costs of $4,000, material costs of $52,000, and other research and development costs of $7,000, offset by a decrease in facility and equipment costs of $10,000 and consulting and quality control costs of $10,000, as a result of additional requests from regulatory agencies.

General and administrative expenses were approximately $246,000 and $270,000 for the six months ended August 31, 2019 and 2018, respectively.  The decrease of $24,000 or 9% was due to a decrease in legal and professional fees of $54,000, offset by an increase in other general and administrative expenses of $30,000, as a result of additional requests from regulatory agencies.

The Company had net losses of approximately $879,000 and $859,000 for the six months ended August 31, 2019 and 2018, respectively.  The increase in the net loss from 2018 to 2019 is primarily due to an overall increase in research and development costs, offset by a decrease in general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $600,000 during the remaining two quarters of the fiscal year ending February 28, 2019. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise.  In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: October 15, 2019