Form 10-K
period 2020-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2020-05-28
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 30, 2019, the aggregate market value of the Common Stock held by non-affiliates was approximately $923,828.66, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2020, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 29, 2020

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

Certain prospective Phase II protocols which reached a Milestone as of February 29, 2020:

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2019).

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

Clinical Hold on Phase II and Phase III Clinical Trials

In a letter dated June 25, 2012, the Company informed the FDA of a serious adverse event in which a patient who was receiving Antineoplastons developed grade 4 hypernatremia and subsequently died. The Antineoplaston-related hypernatremia was categorized by the investigator as possibly related to the study drug. Of the 2297 patients who have received at least one dose of Antineoplastons, the serious adverse events (SAEs) which have been experienced are as follows: hemoglobin (grade 3: 0.13%; grade 4: 0.04%), extravasation (grade 3: 0.04%), pain (grade 3: 0.04%), fatigue (grade 3: 0.09%; grade 4: 0.04%), fever (grade 3: 0.09%), injection site reaction (grade 3: 0.04%), vomiting (grade 3: 0.09%), hypernatremia (grade 3: 0.09%; grade 4: 1.12%; grade 5: 0.26%), confusion (grade 3: 0.04%), seizure (grade 3: 0.04%), somnolence (grade 3: 0.35%; grade 4: 0.04%), pain: head/headache (grade 3: 0.09%) and pain: joint (grade 3: 0.04%).

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 29, 2020, the Company spent approximately $6,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2021.

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

Total research and development costs for the fiscal years ended February 29, 2020 and February 28, 2019 were approximately $1,203,000 and 1,146,000, respectively.

Intellectual Property

Since 1984, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Patents”) have been issued to Dr. Burzynski by the United States Patent Office and the Patent Offices of 34 other countries. The Patents for cancer treatment and diagnosis in the United States and Canada were licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “License Agreement”). Pursuant to the License Agreement, the Company held an exclusive right in the United States, Canada, and Mexico (the “Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See “Certain Relationships and Related Transactions, and Director Independence.” The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States. The License Agreement was in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and a First Amended Royalty Agreement, dated September 29, 1997 (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company had, pursuant to the License Agreement, exclusive rights to eight issued United States Patents, four issued Canadian Patents and one issued Mexican Patent, which have all expired.

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10. The last of the Initial Patents expired on January 11, 2009.

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

The four Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer), (iii) Liposomal formulation of Antineoplastons and (iv) Treatment regimen for the administration of phenylacetylglutamine. The last of the Canadian Patents expired on July 2, 2019.

The Mexican Patent relates to a treatment regimen for the administration of phenylacetylglutamine. This patent expired on January 14, 2019.

Pursuant to the terms of the License Agreement, the License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski. As of July 2, 2019, all patents previously licensed by the Company under the License Agreement have expired.

The Company depends upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance upon trade secrets or confidentiality agreements rather than patents.

The Company’s success will depend in part on its ability to obtain future patents for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties in the United States, Canada, and Mexico. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that the Company will develop additional products and methods that are patentable or that present or future patents will provide sufficient protection to the Company’s present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company’s products or obtain access to the Company’s know-how or that others will not successfully challenge the validity of the Company’s future patents, if any, or be issued patents which may prevent the sale of one or more of the Company’s product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company’s ability to avoid violating or infringing any patents issued to others. Further, there can be no guarantee that any patents issued to or licensed by the Company will not be infringed upon by the products of others. Litigation and other proceedings involving the defense and prosecution of patent claims can be expensive and time consuming, even in those instances in which the outcome is favorable to the Company, and can result in the diversion of resources from the Company’s other activities. An adverse outcome could subject the Company to significant liabilities to third parties, require the Company to obtain licenses from third parties or require the Company to cease any related research and development activities or sales.

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

As of February 29, 2020, the Company had no full-time employees.

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

If our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us. Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. Our License Agreement with Dr. Stanislaw Burzynski terminated upon the expiration of the last patent licensed to the Company under such agreement. As such, we currently do own any patents or have licenses to any patents with respect to Antineoplastons.

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

There has been significant litigation in the biotechnology industry over patents and other proprietary rights and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. Others may challenge the validity, inventorship, ownership, enforceability or scope of any of our future licensed patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. We may not be successful in defending against any such challenges. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses and pay substantial royalties in order to continue to manufacture or market the affected products.

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operation, or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could divert medical resources and priorities towards the treatment of that disease. Business disruptions could include disruptions or restrictions on our ability to travel or to conduct business, as well as temporary closures of our offices. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the operation of our business. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Although we are monitoring the situation, it is currently unknown whether the outbreak will continue to disrupt our business operations over a prolonged period. If such disruption were to extend over a prolonged period, it could have a material impact on our business.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2020. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

	Price Range
	High	Low
Fiscal year ended February 29, 2020
First Quarter	$0.33	$0.011
Second Quarter	0.05	0.012
Third Quarter	0.05	0.0152
Fourth Quarter	0.02	0.011
Fiscal year ended February 28, 2019
First Quarter	$0.055	$0.035
Second Quarter	0.045	0.02
Third Quarter	0.04	0.015
Fourth Quarter	0.05	0.021

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2020, there were approximately 2,010 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

The following is a discussion of the financial condition of the Company as of February 29, 2020 and February 28, 2019 and the results of operations for the fiscal years ended February 29, 2020 and February 28, 2019. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 29, 2020 Compared to Fiscal Year Ended February 28, 2019

Research and development costs were approximately $1,203,000 and $1,146,000 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively. The increase of $57,000 or 5% was due to an increase in personnel costs of $39,000, consulting and quality control costs of $17,000, facility and equipment costs of $3,000, and other research and development costs of $18,000, offset by a decrease in material costs of $20,000, as a result of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $431,000 and $491,000 for the fiscal years ended February 29, 2020 and February 28, 2019. The decrease of $60,000 or 12% was due to a decrease in legal and professional fees of $83,000, offset by an increase in other general and administrative expenses of $23,000, as a result of a reduction in requests from regulatory agencies.

The Company had net losses of approximately $1,600,000 for each of the years ended February 29, 2020 and February 28, 2019 respectively. The net loss from 2019 to 2020 was primarily static due to an overall increase in research and development costs offset by a decrease in general and administrative expenses of the Company as described above. As of February 29, 2020, the Company had a total stockholders’ deficit of approximately $(153,000).

Liquidity and Capital Resources

The Company’s operations have been funded entirely by Dr. Burzynski with funds generated from Dr. Burzynski’s medical practice. Effective March 1, 1997, the Company entered into a Research Funding Agreement with Dr. Burzynski (the “Research Funding Agreement”), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company’s Antineoplaston research for that purpose. Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company’s research expenses, including expenses to conduct the clinical trials. Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company’s research activities. The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business. Dr. Burzynski pays the full amount of the Company’s monthly and annual budget of expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs. In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents. Dr. Burzynski has unlimited and free access to all equipment which the Company owns, so long as such use does not conflict with the Company’s use of such equipment, including without limitation, all equipment used in the manufacturing of Antineoplastons used in the clinical trials. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following: (1) any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income, or (2) the net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2021, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,200,000 in the fiscal year ending February 28, 2021. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 29, 2020, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	77	Director and President
Barbara Burzynski, M.D.	79	Director
Carlton Hazlewood, Ph.D.	84	Director
Gregory S. Burzynski, M.D.	40	Director
Patryk P. Goscianski, M.B.A.	42	Treasurer and Secretary
Tomasz Janicki, M.D.	54	Vice President of Clinical Trials

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

Dr. Burzynski is a member of the American Medical Association, American Association for Cancer Research, Harris County Medical Society, New York Academy of Sciences, Society for Neuroscience, Texas Medical Association, the Society of Sigma Xi, and the Society of Neuro-oncology. He is the author of over 360 scientific publications, presenter of scientific papers at major international conventions, and has been awarded 247 patents covering 47 countries for his Antineoplaston treatment and other inventions. Other groups are working in conjunction with him, including researchers at the University of Kurume Medical School in Japan.

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

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Year		Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth, as of May 1, 2020, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)	Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2020. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)	All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

(3)	All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Dr. Burzynski is the President and Chairman of the Board of the Company, as well as the beneficial owner of 80.9% of the Company’s outstanding Common Stock. Since 1983, Dr. Burzynski has personally funded and supported the Company’s operations out of funds generated from his medical practice pursuant to various agreements with the Company.

Effective July 5, 2012, the Company entered into the Marketing Agreement with WMC and SRB, an entity wholly-owned and controlled by Dr. Burzynski. Under the Marketing Agreement, WMC agreed to (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal the WMC Payment. In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 29, 2020, none of the aforementioned warrants have been exercised and no additional vesting has occurred. The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms.

License Agreement

The Company entered into the License Agreement with Dr. Burzynski which gives the Company the exclusive right in the Territory (composed of the United States, Canada and Mexico) to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all of his rights, title and interests in Antineoplastons in the treatment and diagnosis of cancer, including but not limited to any patent rights which may be granted in these countries. The License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition is filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company’s securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds. Amendments to the License Agreement on April 24, 1984 and on March 1, 1990 granted Dr. Burzynski the limited right to manufacture, use, and exploit Antineoplastons in the Company’s exclusive territory solely for the purpose of enabling Dr. Burzynski to treat patients in his medical practice until such date that the FDA may approve the sale of Antineoplastons for the treatment of cancer in the United States. Pursuant to the terms of the License Agreement, the License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski. As of July 2, 2019, all patents previously licensed by the Company under the License Agreement have expired.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2021, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Pannell Ker Forster of Texas, P.C., for fiscal years ended February 29, 2020 and February 28, 2019, respectively:

	2020	2019
Audit Fees	$34,539	$35,410

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$34,539	$35,410

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal years 2020 or 2019.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2020 or 2019.

All Other Fees were for services other than the services reported above. There were no other fees incurred in fiscal years 2020 or 2019.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT NAME

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) — (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit (3)(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

4.1	Form of Certificate Representing Common Stock (incorporated by reference from Exhibit 4.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).

4.2*	Description of Company’s Common Stock.

10.1	License Agreement, effective as of June 29, 1983, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(1) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.2	Amended License Agreement, dated April 2, 1984, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by referenced from Exhibit 10(2) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.3	Second Amended License Agreement, dated March 1, 1990, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(3) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.4	Research Funding Agreement, effective as of March 1, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(4) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.5	First Amendment to Research Funding Agreement, effective as of March 1, 2001, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).

10.6	Second Amendment to the Research Funding Agreement, effective as of February 29, 2004, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on June 1, 2004 (File No. 000-23425)).

10.7	Royalty Agreement, dated March 25, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(5) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.8	First Amended Royalty Agreement, dated September 29, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(6) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.9	Third Amendment to Research Funding Agreement, effective as of March 1, 2007, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.9 to Form 10-KSB filed with the Securities and Exchange Commission on May 29, 2007 (File No. 000-23425)).

24*	Power of Attorney (Included with the Signature Page).

31.1*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

31.2*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors

Date: May 28, 2020

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 28, 2020
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 28, 2020
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 28, 2020
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 28, 2020
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 28, 2020
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 29, 2020 and February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 29, 2020 and February 28, 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended February 28, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the years in the two year period ended February 29, 2020 and February 28, 2019, in conformity with U.S. generally accepted accounting principles.

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

May 28, 2020

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 29, 2020 and February 28, 2019

	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$163	$708
Prepaid expenses	19,690	21,464

Total current assets	19,853	22,271

Total assets	$19,853	$22,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$60,805	$101,065
Accrued liabilities	111,635	107,755

Total current liabilities	172,440	208,820

Total liabilities	172,440	208,820

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 29, 2020 and February 28, 2019	131,449	131,449
Additional paid-in capital	123,373,793	121,705,250
Retained deficit	(123,657,829)	(122,023,347)

Total stockholders’ deficit	(152,587)	(186,648)

Total liabilities and stockholders’ deficit	$19,853	$22,172

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2020 and February 28, 2019

	2020	2019
Operating expenses
Research and development	$1,203,203	$1,145,934
General and administrative	431,779	491,783

Total operating expenses	1,634,982	1,637,717

Operating loss before other income	(1,634,982)	(1,637,717)

Other income	500	—

Loss before provision for income tax	(1,634,482)	(1,637,717)

Net loss	$(1,634,482)	$(1,637,717)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 29, 2020 and February 28, 2019

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance February 28, 2018	131,448,444	$131,449	$120,146,481	$(120,385,630)	$(107,700)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	477,718	—	477,718

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	1,081,051	—	1,081,051

Net loss	—	—	—	(1,637,717)	(1,637,717)

Balance February 28, 2019	131,448,444	131,449	121,705,250	(122,023,347)	(186,648)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	529,568	—	529,568

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	1,138,975	—	1,138,975

Net loss	—	—	—	(1,634,482)	(1,634,482)

Balance February 29, 2020	131,448,444	$131,449	$123,373,793	$(123,657,829)	$(152,587)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2020 and February 28, 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,634,482)	$(1,637,717)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	1,138,975	1,081,051
Change in operating assets and liabilities
Prepaid expenses	1,774	6,959
Accounts payable	(40,260)	59,124
Accrued liabilities	3,880	13,067

NET CASH USED IN OPERATING ACTIVITIES	(530,113)	(477,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	529,568	477,718

NET CASH PROVIDED BY FINANCING ACTIVITIES	529,568	477,718

NET INCREASE (DECREASE) IN CASH	(545)	202

CASH AT BEGINNING OF YEAR	708	506

CASH AT END OF YEAR	$163	$708

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

1.            Background, Basis of Presentation, Economic Dependency and Significant Accounting

Policies:

Background and Basis of Presentation

The financial statements of Burzynski Research Institute, Inc. (the “Company” or “BRI”), a Delaware corporation, include expenses incurred related to clinical trials, which were sanctioned by the U.S. Food and Drug Administration (FDA) in 1993, for Antineoplaston drugs used in the treatment of cancer. These expenses are incurred directly by S.R. Burzynski, M.D., Ph.D. (Dr. Burzynski or “SRB”) on behalf of the Company and have been reported as research and development costs and as additional paid-in capital. Other funds received from Dr. Burzynski have also been reported as additional paid-in capital. Expenses related to Dr. Burzynski’s medical practice (unrelated to the clinical trials) have not been included in these financial statements. Dr. Burzynski is the President, Chairman of the Board and owner of over 81.0% of the outstanding common stock of the Company, and also is the inventor and original patent holder of certain drug products known as “Antineoplaston.”

The Company and Dr. Burzynski have entered into various agreements, as further described in Note 2. The License Agreement between the Company and Dr. Burzynski provided the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. On July 2, 2019, the License Agreement between the Company and Dr. Burzynski terminated upon the expiration of the last patent licensed to the Company under such agreement. As such, the Company does not currently own any patents or have licenses to any patents with respect to Antineoplastons.

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

Economic Dependency

BRI has generated no significant revenues since its inception. As of February 29, 2020, the Company had a working capital deficit of approximately $152,587 and accumulated deficit of approximately $123,658,000. For the years ended February 29, 2020 and February 28, 2019, the Company incurred losses of approximately $1,600,000.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 29, 2020 and February 28, 2019, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 29, 2020 and February 28, 2019, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

Research and Development

Research and development costs are charged to operations in the period incurred. Equipment used in research and development activities, which have alternative uses, is capitalized.

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

The License Agreement granted to the Company the exclusive right, in the United States, Canada, and Mexico, to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplaston drugs in the treatment and diagnosis of cancer. The Company will not be able to exploit such rights until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States and the appropriate authority in Canada and Mexico.

The Agreement gave Dr. Burzynski the right to make, use, sell, distribute, and otherwise exploit Antineoplastons in connection with the treatment of patients in his medical practice.

Under the License Agreement, the Company owned exclusive rights to eight (8) issued United States Patents, four (4) issued Canadian Patents and one (1) issued Mexican Patent.

The five initial United States Patents (the “Initial Patents”) relate to: (i) Determination of Antineoplastons in body tissue or fluids as a testing procedure to aid in the diagnosis of cancer; (ii) Processes for the preparation of purified fractions of Antineoplastons from human urine; (iii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer); (iv) Administration of Antineoplastons to humans; and (v) Methods of synthesizing A-10. All of these Initial Patents expired as of February 28, 2009.

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

The four Canadian Patents (the “Canadian Patents”) relate to: (i) Processes for the preparation of purified fractions of Antineoplastons from human urine, (ii) Processes for the synthetic production of Antineoplastons and methods of treating neoplastic disease (cancer), (iii) Liposomal formulation of Antineoplastons and (iv) Treatment regimen for the administration of phenylacetylglutamine. The last of the Canadian Patents expired July 2, 2019.

The Mexican Patent relates to a treatment regimen for the administration of phenylacetylglutamine. This patent expired January 14, 2019.

Pursuant to the terms of the License Agreement, the License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski. As of July 2, 2019, all patents previously licensed by the Company under the License Agreement have expired.

Research Funding Agreement

Effective March 1, 1997, Dr. Burzynski restructured his funding arrangement with the Company and entered into a Research Funding Agreement. Under this agreement the two parties agreed to the following:

1.	The Company agrees to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer. The Company will hire such personnel as is required to fulfill its obligations under the agreement.

2.	Dr. Burzynski agrees to fund in its entirety all basic research, which the Company undertakes in connection with the development of other Antineoplastons or refinements to existing Antineoplastons for the treatment of cancer.

3.	As FDA approval of Antineoplastons will benefit both parties, Dr. Burzynski agrees to pay the expenses to conduct the clinical trials for the Company.

4.	Dr. Burzynski agrees to provide the Company such laboratory and research space as the Company needs at the Trinity Drive facility in Stafford, Texas, and such office space as is necessary at Trinity Drive and at his medical facility.

5.	In the event the research described in the agreement results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents.

6.	Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns, so long as such use is not in conflict with the Company’s use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials.

7.	The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

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

8.	Effective March 1, 2019, the term of the Research Funding Agreement was extended to February 29, 2020, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 29, 2020 and February 28, 2019, respectively:

	2020	2019
Capital contributed	$529,568	$477,718
Clinical trial costs paid direct	$1,138,975	$1,081,051

3.	Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $2,696 per month depending upon the insurance coverage selected by the employee.

4.	Lease Commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years. These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski. Rent expense incurred under these leases was approximately $69,781 and $69,974 for the years ended February 29, 2020 and February 28, 2019, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense. The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Rent expense totaled $111,828 and $108,337 for 2020 and 2019, respectively.

5.	Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 29, 2020 and February 28, 2019 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2020	2019
Expected benefit	$(343,241)	$(343,921)
Effect of expenses deducted directly by Dr. Burzynski	343,241	343,921
Other adjustments	7,153	(16,579)
Change in valuation allowance	(7,153)	16,579
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 29, 2020 and February 28, 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$148,395	$155,548
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	190,998	198,151
Less valuation allowance	(190,998)	(198,151)
Net deferred tax assets	$—	$—

The Company’s ability to utilize net operating loss carryforwards (“NOL”) and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a valuation allowance for the total deferred tax assets has been provided.

As a result of the Tax Cuts and Jobs Act of 2017 (the “Act”), NOL carryforwards generated in years beginning after December 31, 2017 would carryforward indefinitely, and would apply to 80% of future taxable income. Under the Act, carrybacks of NOLs were disallowed. In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted providing a five-year carryback for losses incurred in 2018, 2019, or 2020, which allows companies to modify tax returns up to five years prior to offset taxable income from those tax years. The CARES Act also suspended the NOL limit of 80% of taxable income.

The Company has NOL carryforwards available to offset future income in the amount of $706,643 as of February 29, 2020. The NOL carryforwards expire as of February 28 or 29 of the following years:

2022	$-
2023	$68,590
2024	$69,394
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$—
2038	$74,699
2039	$78,948
2040	$—

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 29, 2020.

6.	Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 29, 2020.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400. The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 29, 2020, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

7.	Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims. As of February 29, 2020, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the years ended February 29, 2020 or February 28, 2019. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,000 patients per year. There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 46% of the chemicals and supplies used in producing Antineoplastons from three suppliers during the year ended February 29, 2020 and 77% from three suppliers during the year ended February 28, 2019. Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.