Form 10-K
period 2021-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2021-05-24
CIK 724445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2020, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,847,657, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2021, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 28, 2021

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

On February 20, 2017, BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until a partial hold on IND 43742 is lifted. On August 24, 2017, the FDA imposed a full clinical hold on IND 43742 until deficiencies regarding the SRB Manufacturing are resolved.

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

Twenty publications by Burzynski Clinic and one unaffiliated publication resulting from the trials have been published in peer-reviewed medical journals:

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

(10) Burzynski, S.R., Burzynski, Marszalek, A., Janicki, T.J., Martinez-Canca, J. Long-term survival (over 20 years), complete response and normal childhood development in medulloblastoma treated with Antineoplastons A10 and AS2-1. J Neurol Stroke 2015, 2(3): 00054;

(11) Burzynski, S.R., Burzynski, G.S., Marszalek, A., Janicki, T.J., Martinez-Canca, J.F. Long-term survival over 21 years and pathologically confirmed complete response in pediatric anaplastic astrocytoma: A case report. J Neurol Stroke 2015;2(6):00072;

(12) Burzynski, S.R., Janicki, T.J., Burzynski, G. Comprehensive genomic profiling of recurrent classic glioblastoma in a patient surviving eleven years following antineoplaston therapy. Cancer Clin Oncol 2015;4(2)41-52;

(13) Burzynski, S.R., Burzynski, G., Janicki, T.J., Marszalek, A. Complete response and Long-term survival (>20 years) of a child with tectal glioma: A case report. Pediatr Neurosurg DOI: 10.1159/000369907;

(14) Burzynski, S.R., Janicki, T.J., Burzynski, G. A phase II study of Antineoplastons A10 and AS2-1 adult patients with primary brain tumors. Final Report (Protocol BT-09) Journal of Cancer Therapy, 2015, 6, 1063-1074;

(15) Burzynski, S.R., Janicki, T.J., Burzynski, G. Primary CNS tumors and Leptomeningeal, Disseminated and/or Multicentric disease in children treated in Phase II studies with Antineoplastons A10 and AS2-1. Cancer and Clinical Oncology; Vol. 5, No. 2; 2016;

(16) Burzynski, S.R., Janicki, T.J., Burzynski, G. A phase II study of antineoplastons A10 and AS2-1 in children with low-grade astrocytomas—Final report (Protocol BT-13). Cancer Ther 2016; 7(12):837-850;

(17) Burzynski, S.R., Janicki, T.J., Burzynski, G. Antineoplastons A10 and AS2-1 in the Treatment of children with optic pathway glioma: Final Report for protocol BT-23. Cancer and Clinical Oncology; Vol. 6, No. 1; 2017;

(18) Burzynski, S.R., Janicki, T.J., Burzynski, G. A phase II study of Antineoplastons A10 and AS2-1 in children with brain tumors. Final Report (Protocol BT-10). Journal of Cancer Therapy, 2017,8, 173-187;

(19) Burzynski, S.R., Janicki, T.J., Beenken, S. Treatment of Recurrent Glioblastoma Multiforme (rGBM) with Antineoplaston AS2-1 in Combination with Targeted Therapy. Cancer and Clinical Oncology; Vol.8, No. 1; 2019; and

(20) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Beenken, S. Long-Term Survival (27.7 Years) Following IV Antineoplaston Therapy (ANP) in a 36-Year Old Female with a Progressive Diffuse Intrinsic Pontine Glioma (DIPG). Radiology and Imaging Technology; 7:073. doi.org/10.23937/2572-3235.1510073; 2021.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (21) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

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

The ultimate goal of any treatment for cancer is patient survival. However, the FDA has determined that requiring exhaustive data showing improved patient survival may unnecessarily delay the approval of new cancer drugs. For that reason, the FDA may grant marketing approval for a new drug product on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint (“Milestone”) that is reasonably likely to predict clinical benefit. Each of the Company’s Phase II trials describes such Milestones which are used to determine the success or failure of the treatment employed. In most of the trials, the Milestones are radiographic evidence of tumor shrinkage by X-ray, computer aided tomography or magnetic resonance imaging. Where appropriate, tumor markers such as Prostate Specific Antigen, blood counts, or bone marrow biopsy are used in order to assess a tumor’s growth.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2021:

•	Protocol BT-06, involving the study of Antineoplastons A10 and AS2-1 in children with high grade glioma (study and special exception patients). Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

•	Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy (study and special exception patients). Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 5 patients.

•	Protocol BT-08, involving the study of Antineoplastons A10 and AS2-1 in patients with anaplastic astrocytoma. Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 5 patients.

•	Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors. Objective responses: 9 patients (4 patients with a complete response and 5 patients with a partial response); Stable disease: 12 patients.

•	Protocol BT-10, involving the study of Antineoplastons A10 and AS2-1 in children with brain tumors. Objective responses: 7 patients (2 patients with a complete response and 5 patients with a partial response); Stable disease: 5 patients.

•	Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma. Objective responses: 9 patients (5 patients with a complete response and 4 patients with a partial response); Stable disease: 8 patients.

•	Protocol BT-12, involving the study of Antineoplastons A10 and AS2-1 in children with primitive neuroectodermal tumors (PNET). Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 1 patient.

•	Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma. Objective responses: 5 patients (4 patients with a complete response and 1 patient with a partial response); Stable disease: 4 patients.

•	Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma. Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 6 patients.

•	Protocol BT-21, involving the study of Antineoplastons A10 and AS2-1 in adults with primary malignant brain tumors. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 4 patients.

•	Protocol BT-22, involving a study of Antineoplastons A10 and AS2-1 in children with primary malignant brain tumors (study and special exception patients). Objective responses: 5 patients (1 patient with a complete response and 4 patients with a partial response); Stable disease: 7 patients.

•	Protocol BT-23, involving a study of Antineoplastons A10 and AS2-1 in children with visual pathway glioma. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

•	Protocol CAN-1, involving a study of Antineoplastons A-10 and AS2-1 in 35 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. Objective responses: 17 patients (12 patients with a complete response and 5 patients with a partial response); Stable disease: 11 patients.

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-20, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2020).

Protocol Number	Patients Accrued	Evaluable Patients	Number and Percentage of Patients Showing Complete Response**		Number and Percentage of Patients Showing Partial Response**		Number and Percentage of Patients Showing Stable Disease**		Number and Percentage of Patients Showing Progressive Disease**
BT-06*	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07*	102	69	2	2.9%	3	4.3%	5	7.2%	59	85.5%
BT-08	19	18	3	16.7%	1	5.5%	5	27.8%	9	50.0%
BT-09	40	31	4	12.9%	5	16.1%	12	38.7%	10	32.3%
BT-10	34	30	2	6.7%	5	16.7%	5	16.7%	18	60.0%
BT-11	40	31	5	16.1%	4	12.9%	8	25.8%	14	45.2%
BT-12	13	12	3	25.0%	1	8.3%	1	8.3%	7	58.3%
BT-13	11	9	4	44.4%	1	11.1%	4	44.4%	0	0.0%
BT-15	27	21	2	9.5%	3	14.3%	6	28.6%	10	47.6%
BT-21	40	27	2	7.4%	2	7.4%	4	14.8%	19	70.4%
BT-22*	43	32	1	3.1%	4	12.5%	7	21.9%	20	62.5%
BT-23	12	8	2	25.0%	2	25.0%	3	37.5%	1	12.5%

*	includes Special Exception patients

**	percentage is calculated vs. evaluable patients

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

On February 20, 2017, BRI informed the FDA the death of patient #1 on February 19, 2017. No new patients can be enrolled to protocol BT-55 or BT-52 until a partial hold on IND 43742 is lifted. On August 24, 2017, the FDA imposed a full clinical hold on IND 43742 until deficiencies regarding the SRB Manufacturing are resolved.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2021, the Company spent approximately $10,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2022.

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

As of February 28, 2021, the Company had no full-time employees.

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

Risks Related to Pandemics

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

Risks Relating to Our Business and Industry

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

Risks Related to Regulatory Matters

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

Risks Related to Intellectual Property Matters

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

If our product candidates infringe or conflict with the rights of others, we may not be able to manufacture or market our product candidates, which could have a material and adverse effect on us. Issued patents held by others may limit our ability to develop commercial products. All issued patents are entitled to a presumption of validity under the laws of the United States. If we need licenses to such patents to permit us to develop or market our product candidates, we may be required to pay significant fees or royalties, and we cannot be certain that we would be able to obtain such licenses on commercially reasonable terms, if at all. Competitors or third parties may obtain patents that may cover subject matter we use in developing the technology required to bring our products to market, that we use in producing our products, or that we use in treating patients with our products. Our License Agreement with Dr. Stanislaw Burzynski terminated upon the expiration of the last patent licensed to the Company under such agreement. As such, we currently do not own any patents or have licenses to any patents with respect to Antineoplastons.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2021. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2021
First Quarter	$0.019	$0.01
Second Quarter	0.082	0.008
Third Quarter	0.078	0.03
Fourth Quarter	0.059	0.018
Fiscal year ended February 29, 2020
First Quarter	$0.33	$0.011
Second Quarter	0.05	0.012
Third Quarter	0.05	0.0152
Fourth Quarter	0.02	0.011

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2021, there were approximately 2,010 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

The following is a discussion of the financial condition of the Company as of February 28, 2021 and February 29, 2020 and the results of operations for the fiscal years ended February 28, 2021 and February 29, 2020. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 28, 2021 Compared to Fiscal Year Ended February 29, 2020

Research and development costs were approximately $1,023,000 and $1,203,000 for the fiscal years ended February 28, 2021 and February 29, 2020, respectively. The decrease of $180,000 or 15% was due to a decrease in personnel costs of $34,000, consulting and quality control costs of $65,000, other research and development costs of $20,000, material costs of $27,000, and facility and equipment costs of $34,000, as a result of reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $278,000 and $432,000 for the fiscal years ended February 28, 2021 and February 29, 2020, respectively. The decrease of $154,000 or 36% was due to a decrease in legal and professional fees of $77,000 and other general and administrative expenses of $76,000, as a result of a reduction in requests from regulatory agencies.

The Company had net losses of approximately $1,204,000 and $1,634,000 for the years ended February 28, 2021 and February 29, 2020, respectively. The decrease in net loss from 2020 to 2021 was primarily static due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above. As of February 28, 2021, the Company had a total stockholders’ deficit of approximately $(46,000).

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2022, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,200,000 in the fiscal year ending February 28, 2022. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2021, the Company’s internal control over financial reporting was effective.

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

(c) Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	78	Director and President
Barbara Burzynski, M.D.	80	Director
Carlton Hazlewood, Ph.D.	85	Director
Gregory S. Burzynski, M.D.	41	Director
Patryk P. Goscianski, M.B.A.	43	Treasurer and Secretary
Tomasz Janicki, M.D.	55	Vice President of Clinical Trials

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

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Year		Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth, as of May 1, 2021, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Barbara Burzynski, M.D.	106,368,278	(2)	80.9%
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(3)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)	Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2021. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)	All of the shares listed above for Dr. Barbara Burzynski are included in the total number of shares for Dr. Burzynski, her husband.

(3)	All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2022, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

Director Independence

We are not a "listed issuer" within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Pannell Ker Forster of Texas, P.C., for fiscal years ended February 28, 2021 and February 29, 2020, respectively:

	2021	2020
Audit Fees	$34,759	$34,539

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$34,759	$34,539

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal years 2021 or 2020.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2021 or 2020.

All Other Fees were for services other than the services reported above. There were no other fees incurred in fiscal years 2021 or 2020.

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

(a)(3)  Exhibits. See the Exhibit immediately following Item 16. Form 10-K Summary of this Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

EXHIBIT INDEX

EXHIBIT NO.	EXHIBIT NAME

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3(i) — (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit (3)(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

4.1	Form of Certificate Representing Common Stock (incorporated by reference from Exhibit 4.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).

4.2	Description of Company’s Common Stock (incorporated by reference from Exhibit 4.2 to Form 10 filed with the Securities and Exchange Commission on May 28, 2020 (File No. 000-23425)).

10.1	License Agreement, effective as of June 29, 1983, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(1) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.2	Amended License Agreement, dated April 2, 1984, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by referenced from Exhibit 10(2) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.3	Second Amended License Agreement, dated March 1, 1990, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(3) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.4	Research Funding Agreement, effective as of March 1, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(4) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.5	First Amendment to Research Funding Agreement, effective as of March 1, 2001, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).

10.6	Second Amendment to the Research Funding Agreement, effective as of February 29, 2004, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on June 1, 2004 (File No. 000-23425)).

10.7	Royalty Agreement, dated March 25, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(5) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.8	First Amended Royalty Agreement, dated September 29, 1997, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(6) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

10.9	Third Amendment to Research Funding Agreement, effective as of March 1, 2007, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10.9 to Form 10-KSB filed with the Securities and Exchange Commission on May 29, 2007 (File No. 000-23425)).

24*	Power of Attorney (Included with the Signature Page).

31.1*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

31.2*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 *     Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors

Date: May 24, 2021

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 24, 2021
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 24, 2021
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Barbara Burzynski
Barbara Burzynski	Date: May 24, 2021
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 24, 2021
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 24, 2021
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended
February 28, 2021 and February 29, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 28, 2021 and February 29, 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended February 28, 2021, and February 29, 2020 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allocation of Expenses

As described in Note 2 to the financial statements, the Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost on behalf of the Company to conduct clinical trials through his medical practice pursuant to the Research Funding Agreement.

We identified the allocation of expenses as a critical audit matter primarily because of the significant estimates involved in management’s analysis, as these estimates resulted in audit procedures involving a high degree of auditor judgment and subjectivity and challenges in evaluating audit evidence.

Our testing procedures to address this critical audit matter included the following:

-	testing and evaluating the expenses paid by Dr. Burzynski’s medical practice for clinical trial costs on behalf of the Company,

-	reviewing the clinical payroll expenses from Dr. Burzynski’s medical practice; and

-	evaluating the allocation of clinical trial expenses from Dr. Burzynski’s medical practice in relation to the estimated costs incurred by the Company and compared to historical results.

/s/ Pannell Kerr Forster of Texas, P.C.

We have served as the Company’s auditor since 2010.

May 24, 2021

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2021 and February 29, 2020

	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$62	$163
Prepaid expenses	894	19,690

Total current assets	956	19,853

Total assets	$956	$19,853

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$32,512	$60,805
Accrued liabilities	14,287	111,635

Total current liabilities	46,799	172,440

Total liabilities	46,799	172,440

Commitments and contingencies	—	—

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2021 and February 29, 2020	131,449	131,449
Additional paid-in capital	124,684,535	123,373,793
Retained deficit	(124,861,827)	(123,657,829)

Total stockholders’ deficit	(45,843)	(152,587)

Total liabilities and stockholders’ deficit	$956	$19,853

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2021 and February 29, 2020

	2021	2020
Operating expenses
Research and development	$1,022,951	$1,203,203
General and administrative	278,820	431,779

Total operating expenses	1,301,771	1,634,982

Operating loss before other income	(1,301,771)	(1,634,982)

Other income	97,773	500

Loss before provision for income tax	(1,203,998)	(1,634,482)

Income tax expense	—	—

Net loss	$(1,203,998)	$(1,634,482)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended February 28, 2021 and February 29, 2020

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance February 28, 2019	131,448,444	$131,449	$121,705,250	$(122,023,347)	$(186,648)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	529,568	—	529,568

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	1,138,975	—	1,138,975

Net loss	—	—	—	(1,634,482)	(1,634,482)

Balance February 29, 2020	131,448,444	131,449	123,373,793	(123,657,829)	(152,587)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	394,268	—	394,268

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph. D.	—	—	916,474	—	916,474

Net loss	—	—	—	(1,203,998)	(1,203,998)

Balance February 28, 2021	131,448,444	$131,449	$124,684,535	$(124,861,827)	$(45,843)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2021 and February 29, 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,203,998)	$(1,634,482)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	916,474	1,138,975
Forgiveness of accounts payable and accrued expenses	(97,773)	—

Change in operating assets and liabilities
Prepaid expenses	18,796	1,774
Accounts payable	(28,293)	(40,260)
Accrued liabilities	425	3,880

NET CASH USED IN OPERATING ACTIVITIES	(394,369)	(530,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contribution recorded	394,268	529,568

NET CASH PROVIDED BY FINANCING ACTIVITIES	394,268	529,568

NET DECREASE IN CASH	(101)	(545)

CASH AT BEGINNING OF YEAR	163	708

CASH AT END OF YEAR	$62	$163

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

Economic Dependency

BRI has generated no significant revenues since its inception. As of February 28, 2021, the Company had a working capital deficit of approximately $45,800 and accumulated deficit of approximately $124,862,000. For the years ended February 28, 2021 and February 29, 2020, the Company incurred losses of approximately $1,204,000 and $1,634,000, respectively.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2021 and February 29, 2020, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2021 and February 29, 2020, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

2.             Agreements With, and Other Related Party Transactions:

The Company has agreements with its majority shareholder and President Dr. Burzynski as further described below:

License Agreement

Dr. Burzynski owned patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with Antineoplastons. The United States Patent Office and Patent Offices of thirty-four other countries have issued the patents. The Patents for cancer treatment and diagnosis in the United States and Canada were licensed to the Company pursuant to a License Agreement.

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

8.	Effective March 1, 2020, the term of the Research Funding Agreement was extended to February 28, 2021, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

Other Related Party Transactions

Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and the Company; however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building. In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in Note 5. In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows the Company the use of some office space. Since May of 2000, Dr. Burzynski’s and the chief financial officer’s entire salaries are paid through his medical practice and he is not compensated directly by the Company for his services.

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2021 and February 29, 2020, respectively:

	2021	2020
Capital contributed	$394,268	$529,568
Clinical trial costs paid directly by Dr. Burzynski	$916,474	$1,138,975

3.	Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $2,696 per month depending upon the insurance coverage selected by the employee.

4.	Lease Commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years. These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski. Rent expense incurred under these leases was approximately $70,270 and $69,781 for the years ended February 28, 2021 and February 29, 2020, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense. The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Rent expense totaled $86,779 and $111,828 for 2021 and 2020, respectively.

5.	Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2021 and February 29, 2020 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2021	2020
Expected benefit	$(252,840)	$(343,241)
Effect of expenses deducted directly by Dr. Burzynski	252,840	343,241
Other adjustments	22,416	7,153
Change in valuation allowance	(22,416)	(7,153)
Income tax expense	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2021 and February 29, 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$125,979	$148,395
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	168,582	190,998
Less valuation allowance	(168,582)	(190,998)
Net deferred tax assets	$—	$—

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

The Company has NOL carryforwards available to offset future income in the amount of $599,899 as of February 28, 2021. The NOL carryforwards expire as of February 28 or 29 of the following years:

2022	$—
2023	$—
2024	$31,240
2025	$13,475
2026	$46,972
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$—
2038	$74,699
2039	$78,948
2040	$—

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2021.

6.	Other Income:

In 2021, accounts payable and accrued expenses in the amount of $97,773 was forgiven by a third party, which is included in other income in the Company’s statement of operations for the year ended February 28, 2021.

7.	Equity Transactions:

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2021.

On June 1, 2009, the Company approved the issuance of 60,000 shares of the Company’s Common Stock as compensation for services rendered to the Company and were fair valued at approximately $9,400. The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, to a single accredited investor and did not involve a public offering.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. As of February 28, 2021, none of the aforementioned warrants have been exercised and no additional vesting has occurred.

8.	Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims. As of February 28, 2021, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the years ended February 28, 2021 or February 29, 2020. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,000 patients per year. There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 27% of the chemicals and supplies used in producing Antineoplastons from two suppliers during the year ended February 28, 2021 and 46% from three suppliers during the year ended February 29, 2020. Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.