Form 10-Q
period 2021-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2021-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2021, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1. Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2021	2021
ASSETS

Current assets
Cash and cash equivalents	$594	$62
Prepaids	1,415	894
TOTAL CURRENT ASSETS	2,009	956

TOTAL ASSETS	$2,009	$956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$30,441	$32,512
Accrued liabilities	32,801	14,287
CURRENT AND TOTAL LIABILITIES	63,242	46,799

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 issued and outstanding at May 31, 2021 and February 28, 2021	131,449	131,449
Additional paid-in capital	124,985,428	124,684,535
Retained deficit	(125,178,110)	(124,861,827)

TOTAL STOCKHOLDERS’ DEFICIT	(61,233)	(45,843)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,009	$956

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2021	2020
Operating expenses
Research and development	$231,946	$339,685
General and administrative	84,337	118,285
TOTAL OPERATING EXPENSES	316,283	457,970

Operating loss	(316,283)	(457,970)

Loss before provision for income tax	(316,283)	(457,970)
Income tax expense	—	—
NET LOSS	$(316,283)	$(457,970)

Loss per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended May 31, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2021	131,448,444	$131,449	$124,684,535	$(124,861,827)	$(45,843)

Cash contributed by S.R. Burzynski, M.D., Ph.D.	—	—	84,967	—	84,967

FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	—	—	215,926	—	215,926

Net loss	—	—	—	(316,283)	(316,283)
Balance at May 31, 2021	131,448,444	$131,449	$124,985,428	$(125,178,110)	$(61,233)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,283)	$(457,970)
Adjustments to reconcile net loss to net cash used in operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski, M.D., Ph.D.	215,926	281,978
Changes in operating assets and liabilities
Prepaids	(521)	10,388
Accounts payable	(2,071)	81,061
Accrued liabilities	18,514	1,063

NET CASH USED IN OPERATING ACTIVITIES	(84,435)	(83,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	84,967	83,317

NET CASH PROVIDED BY FINANCING ACTIVITIES	84,967	83,317

NET INCREASE (DECREASE) IN CASH	532	(163)

CASH AT BEGINNING OF PERIOD	62	163

CASH AT END OF PERIOD	$594	$—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2021 and February 28, 2021, results of operations for the three months ended May 31, 2021 and 2020, and cash flows for the three months ended May 31, 2021 and 2020. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.

NOTE B.       ECONOMIC DEPENDENCY

The Company has not generated significant revenues since its inception and has suffered losses from operations, has a working capital deficit and has an accumulated deficit. Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has entered into various agreements to continue such funding. Because the Company currently is entirely dependent upon the contributions for research provided by Dr. Burzynski under a research funding agreement, the Company would not be able to continue conducting its clinical trials if Dr. Burzynski ceased funding the Company’s research. In such event, the Company would be required to find immediate funding which may not be available on acceptable terms or at all. If this were to occur and the Company were not able to find adequate sources of funding, the Company would be required to cease operations. Even with Dr. Burzynski’s continued contributions under a research funding agreement, the Company may be required to seek additional capital through equity or debt financing or the sale of assets until the Company’s operating revenues are sufficient to cover operating costs and provide positive cash flow; however, there can be no assurance that the Company will be able to raise such additional capital on acceptable terms to the Company. In addition, there can be no assurance that the Company will ever achieve positive operating cash flow.

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

NOTE C.      STOCK OPTIONS AND WARRANTS

At May 31, 2021, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000 options	September 14, 1996
100,000 options	June 1, 1997
100,000 options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of May 31, 2021.

The Company accounts for share-based payments to non-employees in accordance with the guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement (the “Initial Warrants”) and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms. The Initial Warrants are currently outstanding and can still be exercised. As of May 31, 2021, none of the aforementioned vested warrants have been exercised.

NOTE D.      LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2021 and 2020, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE E.      INCOME TAXES

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2020, 2019, and 2018 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2021 and 2020 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2021	2020
Expected income tax benefit	$(66,419)	$(96,174)
Effect of expenses deducted directly by Dr. Burzynski	66,419	96,174
Nondeductible expenses and other adjustments	(3,232)	19,462
Change in valuation allowance	3,232	(19,462)
State tax	—	—

Income tax expense	$—	$—

At May 31, 2021, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $171,814. The Company’s ability to utilize net operating loss (“NOL”) carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of May 31, 2021, the Company has net operating loss carryforwards in the amount of $520,951 that will expire between 2023 and 2038, and $94,338 that will carryforward indefinitely.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2021, and the results of operations comparing the three months ended May 31, 2021 and 2020. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2021.

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

Results of Operations

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020

Research and development costs were approximately $232,000 and $340,000 for the three months ended May 31, 2021 and 2020, respectively. The decrease of $108,000 or 32% was due to a decrease in materials costs of $9,000, personnel costs of $36,000, facility and equipment costs of $38,000, consulting and quality control costs of $22,000, and other research and development costs of $3,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $84,000 and $118,000 for the three months ended May 31, 2021 and 2020, respectively. The decrease of $34,000 or 29% was due to a decrease in legal and other professional costs of $19,000 and other general and administrative expenses of $15,000 as a result of a reduction in requests from regulatory agencies.

The Company had net losses of approximately $316,000 and $458,000 for the three months ended May 31, 2021 and 2020, respectively. The decrease in the net loss from 2020 to 2021 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2022. It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $900,000 during the remaining three quarters of the fiscal year ending February 28, 2022. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Item 6. Exhibits

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibits 3(i)— (iii) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No.000-23425)).

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3 (iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No.000-23425)).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: July 15, 2021