Form 10-Q
period 2021-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2021-10-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻

Accelerated filer ◻

Non-accelerated filer ⌧

Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ⌧

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 1, 2021, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2021	2021
ASSETS

Current assets
Cash and cash equivalents	$904	$62
Prepaids	936	894

Total current assets	1,840	956

Total assets	$1,840	$956

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$19,260	$32,512
Accrued liabilities	10,411	14,287

CURRENT AND TOTAL LIABILITIES	29,671	46,799

Commitments and contingencies

Stockholders’ deficit
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of August 31, 2021 and February 28, 2021	131,449	131,449
Additional paid-in capital	125,243,548	124,684,535
Retained deficit	(125,402,828)	(124,861,827)

Total stockholders’ deficit	(27,831)	(45,843)

Total liabilities and stockholders’ deficit	$1,840	$956

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2021	2020
Operating expenses
Research and development	$186,417	$249,481
General and administrative	38,301	79,059

Total operating expenses	224,718	328,540

Operating loss before other income	(224,718)	(328,540)

Loss before provision for income tax	(224,718)	(328,540)
Provision for income tax	—	—
Net loss	$(224,718)	$(328,540)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2021	2020
Operating expenses
Research and development	$418,363	$589,166
General and administrative	122,638	197,344

Total operating expenses	541,001	786,510

Operating loss before other income	(541,001)	(786,510)

Loss before provision for income tax	(541,001)	(786,510)
Provision for income tax	—	—
Net loss	$(541,001)	$(786,510)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended August 31, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 28, 2021	131,448,444	$131,449	$124,684,535	$(124,861,827)	$(45,843)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	84,967	—	84,967

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	215,926	—	215,926

Net loss	—	—	—	(316,283)	(316,283)

Balance at May 31, 2021	131,448,444	$131,449	$124,985,428	$(125,178,110)	$(61,233)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	87,717	—	87,717

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	170,403	—	170,403

Net loss	—	—	—	(224,718)	(224,718)

Balance at August 31, 2021	131,448,444	$131,449	$125,243,548	$(125,402,828)	$(27,831)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended August 31, 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 29, 2020	131,448,444	$131,449	$123,373,793	$(123,657,829)	$(152,587)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	83,317	—	83,317

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	281,978	—	281,978

Net loss	—	—	—	(457,970)	(457,970)

Balance at May 31, 2020	131,448,444	$131,449	$123,739,088	$(124,115,799)	$(245,262)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	139,017	—	139,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	233,399	—	233,399

Net loss	—	—	—	(328,540)	(328,540)

Balance at August 31, 2020	131,448,444	$131,449	$124,111,504	$(124,444,339)	$(201,386)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(541,001)	$(786,510)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	386,329	515,377

Changes in operating assets and liabilities
Prepaids	(42)	18,439
Accounts payable	(13,252)	25,335
Accrued liabilities	(3,876)	6,573

NET CASH USED BY OPERATING ACTIVITIES	(171,842)	(220,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	172,684	222,334

NET CASH PROVIDED BY FINANCING ACTIVITIES	172,684	222,334

NET INCREASE IN CASH	842	1,548

CASH AT BEGINNING OF PERIOD	62	163

CASH AT END OF PERIOD	$904	$1,711

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2021 and February 28, 2021, results of operations for the three and six months ended August 31, 2021 and 2020, and cash flows for the six months ended August 31, 2021 and 2020. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.

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

At August 31, 2021, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of August 31, 2021.

The Company accounts for share-based payments to non-employees in accordance with the guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50.

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement (the "Initial Warrants") and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms. The Initial Warrants are currently outstanding and can still be exercised. As of August 31, 2021, none of the aforementioned vested warrants have been exercised.

NOTE D.	LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the six months ended August 31, 2021 and 2020, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and six months ended August 31, 2021 and 2020 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2021	2020
Expected expense (benefit)	$(47,191)	$(68,993)
Taxes directly to Dr. Burzynski	47,191	68,993
Nondeductible expenses and other adjustments	(7,015)	(9,214)
Change in valuation allowance	7,015	9,214
State tax	—	—
Provision for income tax	$—	$—

	Six Months Ended August 31,
	2021	2020
Expected expense (benefit)	$(113,610)	$(165,167)
Taxes directly to Dr. Burzynski	113,610	165,167
Nondeductible expenses and other adjustments	(3,783)	10,248
Change in valuation allowance	3,783	(10,248)
State tax	—	—
Provision for income tax	$—	$—

At August 31, 2021, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $168,582. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), NOL carryforwards generated in years beginning after December 31, 2017 would carryforward indefinitely, and would apply to 80% of future taxable income. Under the Act, carrybacks of NOLs were disallowed. In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted providing a five-year carryback for losses incurred in 2018, 2019, or 2020, which allows companies to modify tax returns up to five years prior to offset taxable income from those tax years. The CARES Act also suspended the NOL limit of 80% of taxable income, but the NOLs generated in 2018 and forward will still carryforward indefinitely.

As of August 31, 2021, the Company has net operating loss carryforwards in the amount of $520,951 that will expire between 2023 and 2038, and $78,948 that will carryforward indefinitely.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2021, and the results of operations comparing the three and six months ended August 31, 2021 and 2020. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2021.

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

Results of Operations

Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020

Research and development costs were approximately $186,000 and $249,000 for the three months ended August 31, 2021 and 2020, respectively. The decrease of $63,000 or 25% was due to a decrease in materials costs of $1,000, personnel costs of $22,000, facility and equipment costs of $13,000, and consulting and quality control costs of $27,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $38,000 and $79,000 for the three months ended August 31, 2021 and 2020, respectively.  The decrease of $41,000 or 52% was due to a decrease in legal and other professional costs of $31,000 and other general and administrative expenses of $10,000 as a result of a reduction in requests from regulatory agencies.

The Company had net losses of approximately $225,000 and $329,000 for the three months ended August 31, 2021 and 2020, respectively. The decrease in the net loss from 2020 to 2021 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

Six Months Ended August 31, 2021 Compared to Six Months Ended August 31, 2020

Research and development costs were approximately $418,000 and $589,000 for the six months ended August 31, 2021 and 2020, respectively.  The decrease of $171,000 or 29% was due to a decrease in material costs of $10,000, consulting and quality control costs of $50,000, other research and development costs of $3,000, personnel costs of $57,000, and facility and equipment costs of $51,000, as a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $123,000 and $197,000 for the six months ended August 31, 2021 and 2020, respectively.  The decrease of $75,000 or 38% was due to a decrease in other general and administrative expenses of $25,000 and legal and professional fees of $50,000, as a result of a reduction of requests from regulatory agencies.

The Company had net losses of approximately $541,000 and $787,000 for the six months ended August 31, 2021 and 2020, respectively.  The decrease in the net loss from 2020 to 2021 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $600,000 during the remaining two quarters of the fiscal year ending February 28, 2022. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit 3 (iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No.000-23425)).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: October 15, 2021