Form 10-Q
period 2021-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2022-01-14
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 4, 2022, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2021	2021
ASSETS

Current assets
Cash and cash equivalents	$5,765	$62
Prepaids	974	894

Total current assets	6,739	956

Total assets	$6,739	$956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,389	$32,512
Accrued liabilities	-	14,287

CURRENT AND TOTAL LIABILITIES	1,389	46,799

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of November 30, 2021 and February 28, 2021	131,449	131,449
Additional paid-in capital	125,541,505	124,684,535
Retained deficit	(125,667,604)	(124,861,827)

Total stockholders’ equity (deficit)	5,350	(45,843)

Total liabilities and stockholders’ deficit	$6,739	$956

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2021	2020
Operating expenses
Research and development	$214,112	$230,131
General and administrative	50,664	34,194

Total operating expenses	264,776	264,325

Operating loss	(264,776)	(264,325)

Loss before provision for income tax	(264,776)	(264,325)
Provision for income tax	—	—
Net loss	$(264,776)	$(264,325)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended November 30,
	2021	2020
Operating expenses
Research and development	$632,475	$819,297
General and administrative	173,302	231,538

Total operating expenses	805,777	1,050,835

Operating loss	(805,777)	(1,050,835)

Loss before provision for income tax	(805,777)	(1,050,835)
Provision for income tax	—	—
Net loss	$(805,777)	$(1,050,835)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended November 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2021	131,448,444	$131,449	$124,684,535	$(124,861,827)	$(45,843)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	84,967	—	84,967

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	215,926	—	215,926

Net loss	—	—	—	(316,283)	(316,283)

Balance at May 31, 2021	131,448,444	$131,449	$124,985,428	$(125,178,110)	$(61,233)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	87,717	—	87,717

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	170,403	—	170,403

Net loss	—	—	—	(224,718)	(224,718)

Balance at August 31, 2021	131,448,444	$131,449	$125,243,548	$(125,402,828)	$(27,831)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	100,017	—	100,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	197,940	—	197,940

Net loss	—	—	—	(264,776)	(264,776)

Balance at November 30, 2021	131,448,444	$131,449	$125,541,505	$(125,667,604)	$5,350

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended November 30, 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at February 29, 2020	131,448,444	$131,449	$123,373,793	$(123,657,829)	$(152,587)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	83,317	—	83,317

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	281,978	—	281,978

Net loss	—	—	—	(457,970)	(457,970)

Balance at May 31, 2020	131,448,444	$131,449	$123,739,088	$(124,115,799)	$(245,262)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	139,017	—	139,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	233,399	—	233,399

Net loss	—	—	—	(328,540)	(328,540)

Balance at August 31, 2020	131,448,444	$131,449	$124,111,504	$(124,444,339)	$(201,386)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	123,217	—	123,217

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	213,462	—	213,462

Net loss	—	—	—	(264,325)	(264,325)

Balance at November 30, 2020	131,448,444	$131,449	$124,448,183	$(124,708,664)	$(129,032)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(805,777)	$(1,050,835)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	584,270	728,839

Changes in operating assets and liabilities
Prepaids	(80)	18,617
Accounts payable	(31,123)	(39,201)
Accrued liabilities	(14,287)	(2,065)

NET CASH USED BY OPERATING ACTIVITIES	(266,997)	(344,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	272,701	345,551

NET CASH PROVIDED BY FINANCING ACTIVITIES	272,701	345,551

NET INCREASE IN CASH	5,704	906

CASH AT BEGINNING OF PERIOD	62	163

CASH AT END OF PERIOD	$5,766	$1,069

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2021 and February 28, 2021, results of operations for the three and nine months ended November 30, 2021 and 2020, and cash flows for the nine months ended November 30, 2021 and 2020. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2021.

NOTE B.	ECONOMIC DEPENDENCY

The Company has not generated significant revenues since its inception and has suffered losses from operations, has a working capital deficit and has an accumulated deficit. Dr. Burzynski has funded the capital and operational needs of the Company through his medical practice since inception, and has entered into various agreements to continue such funding. Because the Company is entirely dependent upon the contributions for research provided by Dr. Burzynski under a research funding agreement, the Company would not be able to continue conducting its clinical trials if Dr. Burzynski ceased funding the Company’s research. In such event, the Company would be required to find immediate funding which may not be available on acceptable terms or at all. If this were to occur and the Company were not able to find adequate sources of funding, the Company would be required to cease operations. Even with Dr. Burzynski’s continued contributions under a research funding agreement, the Company may be required to seek additional capital through equity or debt financing or the sale of assets until the Company’s operating revenues are sufficient to cover operating costs and provide positive cash flow; however, there can be no assurance that the Company will be able to raise such additional capital on acceptable terms to the Company. In addition, there can be no assurance that the Company will ever achieve positive operating cash flow.

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

At November 30, 2021, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of November 30, 2021.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement (the "Initial Warrants") and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms. The Initial Warrants are currently outstanding and can still be exercised. As of November 30, 2021, none of the aforementioned vested warrants have been exercised.

NOTE D.	LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three and nine months ended November 30, 2021 and 2020, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and nine months ended November 30, 2021 and 2020 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2021	2020
Expected expense (benefit)	$(55,603)	$(55,508)
Taxes directly to Dr. Burzynski	55,603	55,508
Nondeductible expenses and other adjustments	(6,968)	(15,195)
Change in valuation allowance	6,968	15,195
State tax	—	—
Provision for income tax	$—	$—

	Nine Months Ended November 30,
	2021	2020
Expected expense (benefit)	$(169,213)	$(220,675)
Taxes directly to Dr. Burzynski	169,213	220,675
Nondeductible expenses and other adjustments	(10,751)	(4,947)
Change in valuation allowance	10,751	4,947
State tax	—	—
Provision for income tax	$—	$—

At November 30, 2021, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $157,831. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of November 30, 2021, the Company has net operating loss carryforwards in the amount of $469,758 that will expire between 2026 and 2038, and $78,948 that will carryforward indefinitely.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2021, and the results of operations comparing the three and nine months ended November 30, 2021 and 2020. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2021.

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

Results of Operations

Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

Research and development costs were approximately $214,000 and $230,000 for the three months ended November 30, 2021 and 2020, respectively. The decrease of $16,000 or 7% was due to a decrease in personnel costs of $12,000, consulting and quality control costs of $11,000, and other research and development costs of $1,000, offset by an increase in facility and equipment costs of $8,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $51,000 and $34,000 for the three months ended November 30, 2021 and 2020, respectively.  The increase of $17,000 or 50% was due to an increase in legal and other professional costs of $17,000 as a result of an increase in requests from regulatory agencies.

The Company had net losses of approximately $265,000 and $264,000 for the three months ended November 30, 2021 and 2020, respectively.  The increase in the net loss from 2020 to 2021 is primarily due to an overall decrease in research and development costs, offset by an increase in general and administrative expenses of the Company as described above.

Nine Months Ended November 30, 2021 Compared to Nine Months Ended November 30, 2020

Research and development costs were approximately $632,000 and $819,000 for the nine months ended November 30, 2021 and 2020, respectively.  The decrease of $187,000 or 23% was due to a decrease in material costs of $10,000, consulting and quality control costs of $60,000, other research and development costs of $4,000, personnel costs of $70,000, and facility and equipment costs of $43,000, as a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $173,000 and $232,000 for the nine months ended November 30, 2021 and 2020, respectively.  The decrease of $59,000 or 25% was due to a decrease in other general and administrative expenses of $24,000 and legal and professional fees of $34,000, as a result of a reduction of requests from regulatory agencies.

The Company had net losses of approximately $806,000 and $1,051,000 for the nine months ended November 30, 2021 and 2020, respectively.  The decrease in the net loss from 2020 to 2021 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $300,000 during the remaining quarter of the fiscal year ending February 28, 2022. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 14, 2022