Form 10-K
period 2022-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2022-05-26
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

As of August 31, 2021, the aggregate market value of the Common Stock held by non-affiliates was approximately $798,986, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2022, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 28, 2022

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

Twenty-four publications by Burzynski Clinic and one unaffiliated publication resulting from the trials have been published in peer-reviewed medical journals:

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

(6) Burzynski, S.R., Janicki, T.J., Burzynski, G.S. A phase II study of antineoplastons A10 and AS2-1 injections in adult patients with recurrent anaplastic astrocytoma. Final report (Protocol BT-15). Cancer and Clinical Oncology; Vol. 4, No. 2, 2015;

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

(21) Burzynski, S.R., Burzynski, G.S., Janicki, T.J., Beenken, S. Long-Term Survival (23 Years) in a 26-Year-old Male after Antineoplaston Therapy for a Progressive, Diffuse Intrinsic Pontine Glioma: A Case Report. Int J Brain Disord Treat 2021, 7:038 Volume 7 | Issue 1 DOI: 10.23937/2469-5866/1410038.

(22) Burzynski, S.R., Burzynski, G.S., Janicki, T.J., Beenken, S. A 25-year-female with Diffuse Intrinsic Pontine Glioma Surviving for More than Nine Years Following Treatment with Antineoplastons. International Journal of Clinical Oncology and Cancer Research. Vol. 7, No. 1, 2022, pp. 1-7. doi: 10.11648/j.ijcocr.20220701.11.

(23) Burzynski, S.R., Burzynski, G.S. Janicki, T.J., Beenken, S. Diffuse intrinsic pontine glioma in an 11-year-old female treated with antineoplastons: Complete response and > 25-year survival. Pediatr Neonatol Med. 2021;1(2):1-5; doi:10.33425/2768-0363.1010.

(24) Burzynski, S.R., Burzynski, G.S., Janicki, T.J., Beenken, S. Recurrent and Progressive Ganglioglioma in an 11-Year-Old Male Treated with Antineoplastons: Partial Response with > than Nine Years and Nine Months Survival and Complete Resolution of Clinical Symptoms/Signs. Biomedical Research Journal, 2022; Vol 37: 1-13.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (25) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2022:

●	Protocol BT-06, involving the study of Antineoplastons A10 and AS2-1 in children with high grade glioma (study and special exception patients). Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

●	Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy (study and special exception patients). Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 5 patients.

●	Protocol BT-08, involving the study of Antineoplastons A10 and AS2-1 in patients with anaplastic astrocytoma. Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 5 patients.

●	Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors. Objective responses: 9 patients (4 patients with a complete response and 5 patients with a partial response); Stable disease: 12 patients.

●	Protocol BT-10, involving the study of Antineoplastons A10 and AS2-1 in children with brain tumors. Objective responses: 7 patients (2 patients with a complete response and 5 patients with a partial response); Stable disease: 5 patients.

●	Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma. Objective responses: 9 patients (5 patients with a complete response and 4 patients with a partial response); Stable disease: 8 patients.

●	Protocol BT-12, involving the study of Antineoplastons A10 and AS2-1 in children with primitive neuroectodermal tumors (PNET). Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 1 patient.

●	Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma. Objective responses: 5 patients (4 patients with a complete response and 1 patient with a partial response); Stable disease: 4 patients.

●	Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma. Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 6 patients.

●	Protocol BT-21, involving the study of Antineoplastons A10 and AS2-1 in adults with primary malignant brain tumors. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 4 patients.

●	Protocol BT-22, involving a study of Antineoplastons A10 and AS2-1 in children with primary malignant brain tumors (study and special exception patients). Objective responses: 5 patients (1 patient with a complete response and 4 patients with a partial response); Stable disease: 7 patients.

●	Protocol BT-23, involving a study of Antineoplastons A10 and AS2-1 in children with visual pathway glioma. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

●	Protocol CAN-1, involving a study of Antineoplastons A-10 and AS2-1 in 35 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. Objective responses: 17 patients (12 patients with a complete response and 5 patients with a partial response); Stable disease: 11 patients.

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2021).

			Number and		Number and				Number and
			Percentage of		Percentage of		Number and		Percentage of
			Patients Showing		Patients Showing		Percentage of		Patients Showing
Protocol	Patients	Evaluable	Complete		Partial		Patients Showing		Progressive
Number	Accrued	Patients	Response**		Response**		Stable Disease**		Disease**
BT-06*	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07*	102	69	2	2.9%	3	4.3%	5	7.2%	59	85.5%
BT-08	19	18	3	16.7%	1	5.5%	5	27.8%	9	50.0%
BT-09	40	31	4	12.9%	5	16.1%	12	38.7%	10	32.3%
BT-10	34	30	2	6.7%	5	16.7%	5	16.7%	18	60.0%
BT-11	40	31	5	16.1%	4	12.9%	8	25.8%	14	45.2%
BT-12	13	12	3	25.0%	1	8.3%	1	8.3%	7	58.3%
BT-13	11	9	4	44.4%	1	11.1%	4	44.4%	0	0.0%
BT-15	27	21	2	9.5%	3	14.3%	6	28.6%	10	47.6%
BT-21	40	27	2	7.4%	2	7.4%	4	14.8%	19	70.4%
BT-22*	43	32	1	3.1%	4	12.5%	7	21.9%	20	62.5%
BT-23	12	8	2	25.0%	2	25.0%	3	37.5%	1	12.5%
*	includes Special Exception patients

**	percentage is calculated vs. evaluable patients

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2022, the Company spent approximately $10,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2023.

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

Employees

As of February 28, 2022, the Company had no full-time employees.

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

If financing is available, it may be on terms that adversely affect the interests of our existing stockholders or restrict our ability to conduct our operations. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. Our actual capital requirements will depend on numerous factors, including:

●	activities and arrangements related to the commercialization of our product candidates;

●	the progress of our research and development programs;

●	the progress of pre-clinical and clinical testing of our product candidates;

●	the time and cost involved in obtaining regulatory approvals for our product candidates;

●	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights with respect to our intellectual property;

●	our capacity to enter into collaborative or licensing agreements;

●	the effect of competing technological and market developments; and

●	the terms of any collaborative, licensing and other arrangements that we may establish.

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

Our product candidates must undergo extensive pre-clinical studies and clinical trials as a condition to regulatory approval. Pre-clinical studies and clinical trials are expensive and take many years to complete. The commencement and completion of clinical trials for our product candidates may be delayed by many factors, including:

●	safety issues or side effects;

●	delays in patient enrollment and variability in the number and types of patients available for clinical trials, including the placement by the FDA of any clinical hold for the enrollment of new patients;

●	poor effectiveness of product candidates during clinical trials;

●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;

●	our ability to obtain regulatory approval to commence a clinical trial and conduct a trial in accordance with good clinical practices;

●	our ability to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials; and

●	varying interpretation of data by the FDA and similar foreign regulatory agencies.

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

Even if we receive regulatory approvals for the commercial sale of Antineoplaston, the commercial success of Antineoplaston will depend on, among other things, its acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a therapeutic and cost-effective alternative to competing products and treatments. New patterns of care, alternative new treatments or different reimbursement and payor paradigms, possibly due to economic conditions or governmental policies, could negatively impact the commercial viability of Antineoplaston. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of adverse side effects;

●	availability, relative cost and relative efficacy of alternative and competing treatments;

●	the effectiveness of our marketing and distribution strategy;

●	publicity concerning our products or competing products and treatments; and

●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

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

Many of our potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to:

●	design and develop products that are superior to other products in the market;

●	attract qualified scientific, medical, sales and marketing and commercial personnel;

●	obtain patent and/or other proprietary protection for our processes and product candidates;

●	obtain required regulatory approvals; and

●	successfully collaborate with others in the design, development and commercialization of new products.

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

We currently do not have any internal sales, marketing or distribution capabilities. In order to commercialize any of our product candidates, we must either acquire or internally develop a sales, marketing and distribution infrastructure or enter into agreements with partners to perform these services for us. We may not be able to enter into such arrangements on commercially acceptable terms, if at all. Factors that may inhibit our efforts to commercialize our product candidates without entering into arrangements with third parties include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Approval of a product candidate may be conditioned upon certain limitations and restrictions as to the drug’s use, or upon the conduct of further studies, and may be subject to continuous review. After approval of a product, if any, there will be significant ongoing regulatory compliance obligations, and if we fail to comply with these requirements, we could be subject to penalties, including:

●	warning letters;

●	fines;

●	product recalls;

●	withdrawal of regulatory approval;

●	operating restrictions;

●	disgorgement of profits;

●	injunctions; and

●	criminal prosecution.

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

Our success is dependent in part on maintaining and enforcing our intellectual property and will depend in large part on our ability and Dr. Burzynski to:

●	defend patents once issued;

●	preserve trade secrets; and

●	operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

●	Dr. Burzynski might not have been the first to make the inventions covered by any of his patents, if issued, or his pending patent applications;

●	Dr. Burzynski might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

●	it is possible that none of Dr. Burzynski’s pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

●	if Dr. Burzynski’s pending applications issue as patents, they may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws;

●	if issued, the patents under which we hold rights may not be valid or enforceable, or have expired; or

●	we and/or Dr. Burzynski may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2022. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

The market prices for and trading volumes of securities of biotechnology companies, including our securities, have been historically volatile. The market has from time to time experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. The market price of our common shares may fluctuate significantly due to a variety of factors, including:

●	the results of pre-clinical testing and clinical trials by us, our competitors and/or companies that are developing products that are similar to ours (regardless of whether such products are potentially competitive with ours);

●	public concern as to the safety of products developed by us or others;

●	changes in the expected or actual timing of our development programs or our competitors’ potential development programs;

●	governmental regulations;

●	developments in patent or other proprietary rights;

●	litigation;

●	general market conditions in our industry or in the economy as a whole;

●	Additions or departures of key personnel;

●	comments made on social media platforms, including magazines, blogs, websites, message boards and other forms of Internet-based communications;

●	difficulty with the market quickly interpreting and understanding complex data;

●	the issuance of additional shares of common stock, or securities convertible into, or exercisable or exchangeable for, shares of our common stock in connection with financings, acquisitions or otherwise;

●	the incurrence of debt; and

●	development concerning collaborations.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2022
First Quarter	$0.053	$0.023
Second Quarter	0.044	0.022
Third Quarter	0.050	0.022
Fourth Quarter	0.049	0.012
Fiscal year ended February 28, 2021
First Quarter	$0.019	$0.010
Second Quarter	0.082	0.008
Third Quarter	0.078	0.030
Fourth Quarter	0.059	0.018

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2022, there were approximately 2,009 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.         [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2022 and 2021 and the results of operations for the fiscal years ended February 28, 2022 and 2021. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

The Company is primarily engaged as a research and development facility of drugs currently being tested for the use in the treatment of cancer, and provides consulting services.  All clinical trials were closed for enrollment by the Company as of September 24, 2012. The Company is conducting one FDA approved clinical trial, but such approved clinical trial is currently on hold.

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

Results of Operations

Fiscal Year Ended February 28, 2022 Compared to Fiscal Year Ended February 28, 2021

Research and development costs were approximately $760,000 and $1,023,000 for the fiscal years ended February 28, 2022 and 2021, respectively. The decrease of $263,000 or 26% was due to a decrease in personnel costs of $97,000, consulting and quality control costs of $77,000, other research and development costs of $3,000, material costs of $10,000, and facility and equipment costs of $76,000, as a result of reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $217,000 and $279,000 for the fiscal years ended February 28, 2022 and 2021, respectively. The decrease of $62,000 or 22% was due to a decrease in legal and professional fees of $32,000 and other general and administrative expenses of $30,000, as a result of a reduction in requests from regulatory agencies.

The Company had net losses of approximately $977,000 and $1,204,000 for the years ended February 28, 2022 and 2021, respectively. The decrease in net loss from 2021 to 2022 was primarily static due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above. As of February 28, 2022, the Company had a total stockholders’ equity of approximately $1,200.

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2023, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,000,000 in the fiscal year ending February 28, 2023. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2022, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	79	Director and President
Monika Szopa-Paszkowiak	58	Director
Carlton Hazlewood, Ph.D.	86	Director
Gregory S. Burzynski, M.D.	42	Director
Patryk P. Goscianski, M.B.A.	44	Treasurer and Secretary
Tomasz Janicki, M.D.	56	Vice President of Clinical Trials

STANISLAW R. BURZYNSKI, M.D., PH.D., has been the President and Chairman of the Board of Directors of the Company since its inception in 1984. He also served as the Company’s Secretary and Treasurer until March 1, 2012. Dr. Burzynski is a physician in private practice in Houston, Texas specializing in the treatment of cancer. Dr. Burzynski is the step-father of Monika Szopa-Paszkowiak and the father of Gregory S. Burzynski, who are each directors of the Company.

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

MONIKA SZOPA-PASZKOWIAK has been a Director of the Company since 2021. Ms. Szopa-Paszkowiak is currently a real estate agent with Coldwell Banker and also assists with her husband’s medical practice in Oklahoma. Prior to her current occupation, Ms. Szopa-Paszkowiak assisted the Company with pharmaceutical manufacturing and procurement of active ingredients and equipment necessary for the manufacture of Antineoplaston formulations. She had also worked with patients and directed the Human Resources Department at Burzynski Clinic. Ms. Szopa-Paszkowiak holds a bachelor degree from Houston Baptist University. She is the step-daughter of Dr. Stanislaw Burzynski and the sister of Dr. Gregory Burzynski.

CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. He previously served as Chairman of the IRB, an independent review board for the Company’s clinical trials designated according to federal regulations. Dr. Hazlewood previously operated his own consulting company, Research Consultant’s International, and is an adjunct professor at Kingwood College. In addition, Dr. Hazlewood was employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, where he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazlewood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

GREGORY S. BURZYNSKI, M.D. has been a Director of the Company since 2011. Dr. Gregory Burzynski is a licensed medical doctor who has worked at the Burzynski Clinic in Houston, Texas since July 2010. After Dr. Gregory Burzynski graduated from Jagiellonian University Medical College in 2007, he was accepted in the internal medicine residency program of the University of Texas Southwestern Medical Center in Austin, Texas. He is currently the Vice President of the Burzynski Clinic. In addition, Dr. Gregory Burzynski is board certified in internal medicine and has been involved in co-authoring numerous publications regarding Antineoplastons. He is the son of Dr. Stanislaw Burzynski, the brother of Monika Szopa-Paszkowiak and the brother-in-law of Dr. Tomasz Janicki.

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

TOMASZ JANICKI, M.D. was appointed as the Vice President of Clinical Trials of the Company on March 1, 2012. Dr. Janicki currently works at Burzynski Clinic. Dr. Janicki joined Burzynski Clinic in 1997 as Research Associate and has served as Director of Medical Documentation at Burzynski Clinic since 2002. Dr. Janicki has been involved in the administrative oversight of the Research Department at Burzynski Clinic, and has co-authored 86 publications and presentations for the advancement and acceleration of research and clinical trials at Burzynski Clinic. Dr. Janicki received his M.D. degree from Medical University in Wroclaw, Poland. Dr. Janicki is the son-in-law of Dr. Stanislaw Burzynski, and the brother-in-law of Dr. Gregory Burzynski and Monika Szopa-Paszkowiak.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Fiscal			Other Annual	Restricted	Securities	LTIP	All Other
Name and Principal	Year		Bonus	Compensation	Stock	Underlying	Payouts	Compensation
Position	Ending	Salary($)	($)	($)	Awards($)	Options/SARs($)	($)	($)
Stanislaw R. Burzynski,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2022, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

	Amount and nature of
Name of beneficial owner	beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Monika Szopa-Paszkowiak	0		*
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(2)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)	Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2022. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)	All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

Research Funding Arrangements

Effective March 1, 1997, the Company entered into the Research Funding Agreement with Dr. Burzynski and terminated all of the prior funding agreements between the Company and Dr. Burzynski. Pursuant to the Research Funding Agreement:

●The Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and other diseases. The Company will hire such personnel as is required to fulfill its obligations under the agreement;

●Dr. Burzynski agreed to fund in its entirety all basic research which the Company undertakes in connection with the development of other Antineoplastons or refinements to existing Antineoplastons for the treatment of cancer and other diseases;

●Dr. Burzynski agreed to pay the expenses to conduct the clinical trials for the Company;

●Dr. Burzynski agreed to provide the Company such laboratory, research space and office space as the Company needs at no charge to the Company;

●The parties agreed that Dr. Burzynski may fulfill his obligations in part by providing such administrative staff as is necessary for the Company to manage its business, at no cost to the Company;

●Dr. Burzynski agreed to pay the full amount of the monthly and annual budget of expenses for the operation of the Company, together with such other unanticipated but necessary expenses which the Company incurs. Payments from Dr. Burzynski to the Company of the monthly budget shall be made in two equal installments on the first and fifteenth of each month;

●Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns, so long as such use is not in conflict with the Company’s use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials;

●The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following:

●Any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income (such as the purchase of chemicals, products or equipment solely necessary to engage in such other research and development activity); and

●The net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2023, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Pannell Ker Forster of Texas, P.C., for fiscal years ended February 28, 2022 and 2021, respectively:

	2022	2021
Audit Fees	$35,344	$34,759

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$35,344	$34,759

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal years 2022 or 2021.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2022 or 2021.

All Other Fees were for services other than the services reported above. There were no other fees incurred in fiscal years 2022 or 2021.

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

Date: May 26, 2022

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 26, 2022
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 26, 2022
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Monika Szopa-Paszkowiak
Monika Szopa-Paszkowiak	Date: May 26, 2022
Director

/s/ Carlton Hazlewood
Carlton Hazlewood	Date: May 26, 2022
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 26, 2022
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2022 and February 28, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 28, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended February 28, 2022, and 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

May 26, 2022

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	Year Ended February 28,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$3,382	$62
Prepaids	1,279	894

Total current assets	4,661	956

Total assets	$4,661	$956

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$32,512
Accrued liabilities	3,455	14,287

CURRENT AND TOTAL LIABILITIES	3,455	46,799

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2022 and February 28, 2021	131,449	131,449
Additional paid-in capital	125,708,240	124,684,535
Retained deficit	(125,838,483)	(124,861,827)

Total stockholders’ equity (deficit)	1,206	(45,843)

Total liabilities and stockholders’ equity (deficit)	$4,661	$956

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2022	2021
Operating expenses
Research and development	$759,510	$1,022,951
General and administrative	217,146	278,820

Total operating expenses	976,656	1,301,771

Operating loss	(976,656)	(1,301,771)

Other income	—	97,773

Loss before provision for income tax	(976,656)	(1,203,998)

Provision for income tax	—	—
Net loss	$(976,656)	$(1,203,998)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended February 28, 2022 and 2021

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance February 29, 2020	131,448,444	$131,449	$123,373,793	$(123,657,829)	$(152,587)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	394,268	—	394,268

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	916,474	—	916,474

Net loss	—	—	—	(1,203,998)	(1,203,998)

Balance February 28, 2021	131,448,444	131,449	124,684,535	(124,861,827)	(45,843)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	328,418	—	328,418

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	695,287	—	695,287

Net loss	—	—	—	(976,656)	(976,656)

Balance February 28, 2022	131,448,444	$131,449	$125,708,240	$(125,838,483)	$1,206

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(976,656)	$(1,203,998)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	695,287	916,474
Forgiveness of accounts payable and accrued expenses	-	(97,773)
Changes in operating assets and liabilities
Prepaids	(385)	18,796
Accounts payable	(32,512)	(28,293)
Accrued liabilities	(10,832)	425

NET CASH USED BY OPERATING ACTIVITIES	(325,098)	(394,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	328,418	394,268

NET CASH PROVIDED BY FINANCING ACTIVITIES	328,418	394,268

NET INCREASE (DECREASE) IN CASH	3,320	(101)

CASH AT BEGINNING OF PERIOD	62	163

CASH AT END OF PERIOD	$3,382	$62

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of February 28, 2022 and 2021, results of operations for the years ended February 28, 2022 and 2021, and cash flows for the years ended February 28, 2022 and 2021. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2022 and 2021, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2022 and 2021, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

8.	Effective March 1, 2021, the term of the Research Funding Agreement was extended to February 28, 2022, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2022 and 2021, respectively:

	2022	2021
Capital contributed	$328,418	$394,268
Clinical trial costs paid directly by Dr. Burzynski	$695,287	$916,474

3.           Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $2,696 per month depending upon the insurance coverage selected by the employee.

4.           Lease Commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years. These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski. Rent expense incurred under these leases was approximately $70,600 and $70,270 for the years ended February 28, 2022 and 2021, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense. The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Rent expense totaled $89,050 and $86,779 for 2022 and 2021, respectively.

5.           Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2022 and 2021 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2022	2021
Expected expense (benefit)	$(205,098)	$(252,840)
Taxes directly to Dr. Burzynski	205,098	252,840
Nondeductible expenses and other adjustments	(9,880)	1,884
Change in valuation allowance	9,880	(1,884)
Provision for income tax	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$116,099	$125,979
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	158,702	168,582
Less valuation allowance	(158,702)	(168,582)
Net deferred tax assets	$—	$—

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

As of February 28, 2022, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $78,948 that will carryforward indefinitely.  The NOL carryforwards expire as of February 28 or 29 of the following years:

2023	$—
2024	$—
2025	$—
2026	$44,638
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$—
2038	$74,699
2039	$78,948
2040	$—

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2022.

6.           Other Income:

In 2021, accounts payable and accrued expenses in the amount of $97,773 was forgiven by a third party, which is included in other income in the Company’s statement of operations for the year ended February 28, 2021. No accounts payable and accrued expenses were forgiven for fiscal year February 28, 2022.

7.           Stock Options and Warrants:

At February 28, 2022, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2022.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. The Marketing Agreement was terminated effective as of July 5, 2019, pursuant to its terms. As of February 28, 2022, none of the aforementioned vested warrants have been exercised and no additional vesting has occurred.

8.           Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims. As of February 28, 2022, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the years ended February 28, 2022 and 2021. Management estimates the current production facilities have the capacity to produce product to treat approximately 1,000 patients per year. There is space available at the current site to expand the facility for increased capacity if necessary.

The Company received approximately 27% of the chemicals and supplies used in producing Antineoplastons from two suppliers during the year ended February 28, 2021.  No supplies were purchased during the year ended February 28, 2022.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.