Form 10-Q
period 2022-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2022-07-14
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2022, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2022	2022
ASSETS

Current assets
Cash and cash equivalents	$4,766	$3,382
Prepaids	700	1,279

Total current assets	5,466	4,661

Total assets	$5,466	$4,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$13,925	$—
Accrued liabilities	30,221	3,455

CURRENT AND TOTAL LIABILITIES	44,146	3,455

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of May 31, 2022 and February 28, 2022	131,449	131,449
Additional paid-in capital	125,900,091	125,708,240
Retained deficit	(126,070,220)	(125,838,483)

Total stockholders’ equity (deficit)	(38,680)	1,206

Total liabilities and stockholders’ equity (deficit)	$5,466	$4,661

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2022	2021
Operating expenses
Research and development	$167,354	$231,946
General and administrative	64,383	84,337

Total operating expenses	231,737	316,283

Operating loss	(231,737)	(316,283)

Loss before provision for income tax	(231,737)	(316,283)
Provision for income tax	—	—
Net loss	$(231,737)	$(316,283)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended May 31, 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2022	131,448,444	$131,449	$125,708,240	$(125,838,483)	$1,206

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	40,517	—	40,517

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	151,334	—	151,334

Net loss	—	—	—	(231,737)	(231,737)

Balance at May 31, 2022	131,448,444	$131,449	$125,900,091	$(126,070,220)	$(38,680)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(231,737)	$(316,283)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	151,334	215,926

Changes in operating assets and liabilities
Prepaids	579	(521)
Accounts payable	13,925	(2,071)
Accrued liabilities	26,766	18,514

NET CASH USED BY OPERATING ACTIVITIES	(39,133)	(84,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	40,517	84,967

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,517	84,967

NET INCREASE IN CASH	1,384	532

CASH AT BEGINNING OF PERIOD	3,382	62

CASH AT END OF PERIOD	$4,766	$594

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The Company and Dr. Burzynski have entered into various agreements as further described in Note B. The License Agreement between the Company and Dr. Burzynski provided the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. On July 2, 2019, the License Agreement terminated upon the expiration of the last patent licensed to the Company under such agreement. As such, the Company does not currently own any patents or have licenses to any patents with respect to Antineoplastons.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2022 and February 28, 2022, results of operations for the three months ended May 31, 2022 and 2021, and cash flows for the three months ended May 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.

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

At May 31, 2022, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of May 31, 2022.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement (the "Initial Warrants") and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The fair market value of the vested warrants as of the date of grant was measured using the Black-Scholes option pricing model and totaled approximately $160,000 or $0.16 per warrant. The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms. The Initial Warrants are currently outstanding and can still be exercised. As of May 31, 2022, none of the aforementioned vested warrants have been exercised.

NOTE D.	LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2022 and 2021, 1,600,000 warrants and stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three months ended May 31, 2022 and 2021 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2022	2021
Expected expense (benefit)	$(48,665)	$(66,419)
Taxed directly to Dr. Burzynski	48,665	66,419
Nondeductible expenses and other adjustments	8,376	3,232
Change in valuation allowance	(8,376)	(3,232)
State taxes	—	—
Provision for income tax	$—	$—

At May 31, 2022, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $167,078. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), NOL carryforwards generated in years beginning after December 31, 2017, would carryforward indefinitely, and would apply to 80% of future taxable income. Under the Act, carrybacks of NOLs were disallowed. In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted providing a five-year carryback for losses incurred in 2018, 2019, or 2020, which allows companies to modify tax returns up to five years prior to offset taxable income from those tax years. The CARES Act also temporarily suspended the NOL limit of 80% of taxable income through December 31, 2020, but the NOLs generated in 2018 and forward would still carryforward indefinitely. Effective January 1, 2021, NOL carryforwards generated will only apply to 80% of future taxable income according to the Act.

As of May 31, 2022, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $118,834 that will carryforward indefinitely, of which $78,948 applies to 100% of future taxable income and $39,886 applies to 80% of future taxable income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2022, and the results of operations comparing the three months ended May 31, 2022 and 2021. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2022.

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

On January 13, 2009, the Company announced that the Company had reached an agreement with the FDA for the Company to move forward with a pivotal Phase III clinical trial of combination Antineoplaston therapy plus radiation therapy in patients with newly diagnosed diffuse, intrinsic brainstem gliomas (“DBSG”). The agreement was made under the FDA’s Special Protocol Assessment procedure, meaning that the design and planned analysis of the Phase III study of combination Antineoplastons A10 and AS2-1 plus radiation therapy (“RT”) in patients with newly-diagnosed, diffuse, intrinsic brainstem glioma (protocol “BT-52”), are acceptable to support a regulatory submission seeking new drug approval. However, the FDA placed a full clinical hold on IND 43742 regarding such Phase III clinical trial. Please see the section below entitled “Clinical Hold on Phase II and Phase III Clinical Trials.”

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

On July 30, 2012, the FDA placed a partial clinical hold for enrollment of new pediatric patients under single patient protocols or in any of the active Phase II or Phase III studies under IND 43742. The FDA imposed this partial clinical hold because, according to the FDA, insufficient information had been submitted by the Company to allow the FDA to determine whether the potential patient benefit justifies the potential risks of treatment use, and that the potential risks are not unreasonable in the context of the disease or condition to be treated. The FDA cited 21 C.F.R. § 312.42(b)(2)(i), 21 C.F.R. § 312.42(b)(1)(iv), and 21 C.F.R. § 312.42(b)(3)(i), as grounds for imposition of a clinical hold; and 21 C.F.R. § 312.305(a)(2), a criteria for expanded access use. The FDA advised the Company that until it resolved the matter to the FDA’s satisfaction, the Company could not enroll new pediatric patients in any protocol under such IND. The Company later notified the FDA in a September 24, 2012 letter that it was closing pediatric protocol BT-10 (under IND 43742) for enrollment effective September 25, 2012, and that it would also terminate the protocol once all active patients had completed the study. As of February 17, 2015, all patients discontinued treatment under protocol BT-10 and such protocol was closed as of March 10, 2015.

In a teleconference on January 9, 2013 between the FDA and the Company, followed by a letter of the same date, the FDA notified the Company that the agency was placing IND 43742 on partial clinical hold, due to a lack of a complete response to the issues raised by the FDA and what the FDA deemed a misleading, erroneous, and incomplete investigator brochure. The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R. § 312.42(b)(1)(iii), as grounds for imposition of a clinical hold. The FDA further advised the Company that until it resolved the matter to the FDA’s satisfaction, that the Company could not enroll new adult or pediatric patients in any protocol under such IND. The FDA also placed protocol BT-52 on clinical hold due to what the FDA deemed to be an unreasonable and significant risk of illness or injury to human subjects. The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R.§ 312.42(B)(1)(i), as grounds for imposition of a clinical hold. The FDA advised the Company that until it resolved the matter to the FDA’s satisfaction, the Company could not legally conduct the identified clinical study under such IND. In a teleconference with the FDA on September 16, 2013 and pursuant to the Company’s notification letter dated September 17, 2013, the Company notified the FDA that the proposed Phase III protocol BT-54 had been withdrawn from further consideration.

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

Results of Operations

Three Months Ended May 31, 2022 Compared to Three Months Ended May 31, 2021

Research and development costs were approximately $167,000 and $232,000 for the three months ended May 31, 2022 and 2021, respectively. The decrease of $65,000 or 28% was due to a decrease in personnel costs of $40,000, consulting and quality control costs of $4,000, facility and equipment costs of $20,000 and materials costs of $1,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $64,000 and $84,000 for the three months ended May 31, 2022 and 2021, respectively. The decrease of $20,000 or 24% was due to an decrease in legal and other professional costs of $21,000, offset by an increase in other costs of $1,000 as a result of a decrease in requests from regulatory agencies.

The Company had net losses of approximately $232,000 and $316,000 for the three months ended May 31, 2022 and 2021, respectively. The decrease in the net loss from 2021 to 2022 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2023. It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $750,000 during the remaining three quarters of the fiscal year ending February 28, 2023. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 14, 2022