Form 10-Q
period 2022-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2022-10-13
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 1, 2022, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2022	2022
ASSETS

Current assets
Cash and cash equivalents	$1,266	$3,382
Prepaids	400	1,279

Total current assets	1,666	4,661

Total assets	$1,666	$4,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,935	$—
Accrued liabilities	13,369	3,455

CURRENT AND TOTAL LIABILITIES	15,304	3,455

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of August 31, 2022 and February 28, 2022	131,449	131,449
Additional paid-in capital	126,141,051	125,708,240
Retained deficit	(126,286,138)	(125,838,483)

Total stockholders’ equity (deficit)	(13,638)	1,206

Total liabilities and stockholders’ equity (deficit)	$1,666	$4,661

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2022	2021
Operating expenses
Research and development	$170,955	$186,417
General and administrative	44,963	38,301

Total operating expenses	215,918	224,718

Operating loss	(215,918)	(224,718)

Loss before provision for income tax	(215,918)	(224,718)
Provision for income tax	—	—
Net loss	$(215,918)	$(224,718)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2022	2021
Operating expenses
Research and development	$338,309	$418,363
General and administrative	109,346	122,638

Total operating expenses	447,655	541,001

Operating loss	(447,655)	(541,001)

Other income	—	—

Loss before provision for income tax	(447,655)	(541,001)

Provision for income tax	—	—
Net loss	$(447,655)	$(541,001)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended August 31, 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2022	131,448,444	$131,449	$125,708,240	$(125,838,483)	$1,206

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	40,517	—	40,517

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	151,334	—	151,334

Net loss	—	—	—	(231,737)	(231,737)

Balance at May 31, 2022	131,448,444	$131,449	$125,900,091	$(126,070,220)	$(38,680)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	86,017	—	86,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	154,943	—	154,943

Net loss	—	—	—	(215,918)	(215,918)

Balance at August 31, 2022	131,448,444	$131,449	$126,141,051	$(126,286,138)	$(13,638)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(447,655)	$(541,001)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	306,277	386,329

Changes in operating assets and liabilities
Prepaids	879	(42)
Accounts payable	1,935	(13,252)
Accrued liabilities	9,914	(3,876)

NET CASH USED BY OPERATING ACTIVITIES	(128,650)	(171,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	126,534	172,684

NET CASH PROVIDED BY FINANCING ACTIVITIES	126,534	172,684

NET INCREASE (DECREASE) IN CASH	(2,116)	842

CASH AT BEGINNING OF PERIOD	3,382	62

CASH AT END OF PERIOD	$1,266	$904

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The Company and Dr. Burzynski have entered into various agreements as further described in Note B. The License Agreement between the Company and Dr. Burzynski provided the Company the exclusive right in the United States, Canada and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. On July 2, 2019, the License Agreement terminated upon the expiration of the last patent licensed to the Company under such agreement. As such, the Company does not currently have licenses to any patents with respect to Antineoplastons. The Company does own one US patent which was recently issued on May 31, 2022.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2022 and February 28, 2022, results of operations for the three and six months ended August 31, 2022 and 2021, and cash flows for the six months ended August 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.

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

At August 31, 2022, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of August 31, 2022.

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

Effective July 5, 2012, the Company entered into a Marketing and Consulting Agreement (the “Marketing Agreement”) with Worldwide Medical Consultants, Inc. (“WMC”) and CARIGEN, LTD (“SRB”), an entity wholly-owned and controlled by Dr. Burzynski, pursuant to which WMC will (i) provide SRB with various marketing and consulting services to assist SRB in locating and developing cancer or health related centers in certain foreign markets and (ii) make payments to the Company equal to 10% of each consulting fee received by WMC for the aforementioned services provided to SRB, net of certain expenses incurred by WMC (“WMC Payment”). In consideration of the WMC Payment, the Company agreed to grant to WMC warrants to acquire an aggregate of 2,000,000 shares of the Company’s Common Stock, exercisable at $0.10 per share with a ten year exercise period, with 1,000,000 shares vesting upon execution of the agreement (the "Initial Warrants") and the remaining 1,000,000 shares to vest upon the first closing of a transaction by SRB as a result of the services provided by WMC under the Marketing Agreement. The Marketing Agreement was terminated effective as of July 5, 2019 pursuant to its terms. The Initial Warrants expired on July 5, 2022 and were never exercised.

NOTE D.	LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the six months ended August 31, 2022 and 2021, 600,000 stock options and 1,600,000 warrants and stock options, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE E.	INCOME TAXES

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2021, 2020, and 2019 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three and six months ended August 31, 2022 and 2021 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

dr
	Three Months Ended August 31,
	2022	2021
Expected expense (benefit)	$(45,343)	$(47,191)
Taxed directly to Dr. Burzynski	45,343	47,191
Nondeductible expenses and other adjustments	(5,259)	(7,015)
Change in valuation allowance	5,259	7,015
State taxes	—	—
Provision for income tax	$—	$—

	Six Months Ended August 31,
	2022	2021
Expected expense (benefit)	$(94,008)	$(113,610)
Taxed directly to Dr. Burzynski	94,008	113,610
Nondeductible expenses and other adjustments	3,117	(3,783)
Change in valuation allowance	(3,117)	3,783
State taxes	—	—
Provision for income tax	$—	$—

At August 31, 2022, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $161,819. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of August 31, 2022, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $93,792 that will carryforward indefinitely, of which $78,948 applies to 100% of future taxable income and $14,844 applies to 80% of future taxable income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2022, and the results of operations comparing the three and six months ended August 31, 2022 and 2021. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2022.

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

Complaint Filed by the Texas Medical Board Against Dr. Burzynski

On March 3, 2017, the Texas Medical Board issued their final ruling regarding the complaint filed on December 11, 2013 and subsequently amended in July 2014 and November 2014, against Dr. Stanislaw R. Burzynski, who serves as our President and the Chairman of our Board of Directors. The Texas Medical Board made allegations that Dr. Burzynski had acted unprofessionally and failed to meet standards of care under the state’s Medical Practice Act. In the final ruling, the Texas Medical Board found that Dr. Burzynski was subject to sanction for various failures that included supervision of foreign medical graduates, untimely and insufficient informed consent, medical record support documentation, tumor measurement reporting inaccuracy, and lack of disclosure of ownership interest in a pharmacy. As a result, Dr. Burzynski was reprimanded. His Texas license was suspended for five years but that suspension was stayed and he was placed under probation under terms and conditions that include having billing practice monitored by a billing monitor for 12 consecutive monitoring cycles, enrolling and completing a physicians education program ethics course, following informed consent protocol, passing the Medical Jurisprudence Examination, and compliance with the Medical Practice Act and other statutes regulating Dr. Burzynski’s practice. As requested as part of the terms and conditions of his final order, Dr. Burzynski has completed payment of an administrative penalty and restitution, submission of all informed consent forms for review,  submission of an ownership interest disclosure form for review, and he has completed continuing medical education. On August 31, 2022, Dr. Burzynski was notified by the Texas Medical Board that the final order had been successfully terminated effective as of August 17, 2022.

Termination of License Agreement

Pursuant to the terms of the License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 between the Company and Dr. Burzynski (collectively, the “License Agreement”), the License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski. As of July 2, 2019, all patents previously licensed by the Company under the License Agreement have expired. The Company does own one US patent which was recently issued on May 31, 2022.

Results of Operations

Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

Research and development costs were approximately $171,000 and $186,000 for the three months ended August 31, 2022 and 2021, respectively. The decrease of $15,000 or 8% was due to a decrease in personnel costs of $24,000, offset by an increase in consulting and quality control costs of $3,000, facility and equipment costs of $5,000 and materials costs of $1,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $45,000 and $38,000 for the three months ended August 31, 2022 and 2021, respectively.  The increase of $7,000 or 17% was due to an increase in legal and other professional costs of $4,000 and other costs of $3,000 as a result of an increase in requests from regulatory agencies.

The Company had net losses of approximately $216,000 and $225,000 for the three months ended August 31, 2022 and 2021, respectively.  The decrease in the net loss from 2021 to 2022 is primarily due to an overall decrease in research and development costs and an increase in general and administrative expenses of the Company as described above.

Six Months Ended August 31, 2022 Compared to Six Months Ended August 31, 2021

Research and development costs were approximately $338,000 and $418,000 for the six months ended August 31, 2022 and 2021, respectively. The decrease of $80,000 or 19% was due to a decrease in personnel costs of $65,000 and facility and equipment costs of $15,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $109,000 and $123,000 for the six months ended August 31, 2022 and 2021, respectively.  The decrease of $13,000 or 11% was due to a decrease in legal and other professional costs of $17,000, offset by an increase in other costs of $4,000 as a result of a decrease in requests from regulatory agencies.

The Company had net losses of approximately $448,000 and $541,000 for the six months ended August 31, 2022 and 2021, respectively.  The decrease in the net loss from 2021 to 2022 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $500,000 during the remaining two quarters of the fiscal year ending February 28, 2023. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: October 13, 2022