Form 10-Q
period 2022-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2023-01-13
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 1, 2023, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2022	2022
ASSETS

Current assets
Cash and cash equivalents	$1,692	$3,382
Prepaids	100	1,279

Total current assets	1,792	4,661

Total assets	$1,792	$4,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$16,650	$—
Accrued liabilities	11,770	3,455

CURRENT AND TOTAL LIABILITIES	28,420	3,455

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of November 30, 2022 and February 28, 2022	131,449	131,449
Additional paid-in capital	126,380,700	125,708,240
Retained deficit	(126,538,777)	(125,838,483)

Total stockholders’ equity (deficit)	(26,628)	1,206

Total liabilities and stockholders’ equity (deficit)	$1,792	$4,661

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2022	2021
Operating expenses
Research and development	$207,651	$214,112
General and administrative	44,988	50,664

Total operating expenses	252,639	264,776

Operating loss	(252,639)	(264,776)

Loss before provision for income tax	(252,639)	(264,776)
Provision for income tax	—	—
Net loss	$(252,639)	$(264,776)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended November 30,
	2022	2021
Operating expenses
Research and development	$545,960	$632,475
General and administrative	154,334	173,302

Total operating expenses	700,294	805,777

Operating loss	(700,294)	(805,777)

Other income	—	—

Loss before provision for income tax	(700,294)	(805,777)

Provision for income tax	—	—
Net loss	$(700,294)	$(805,777)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended November 30, 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2022	131,448,444	$131,449	$125,708,240	$(125,838,483)	$1,206

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	40,517	—	40,517

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	151,334	—	151,334

Net loss	—	—	—	(231,737)	(231,737)

Balance at May 31, 2022	131,448,444	$131,449	$125,900,091	$(126,070,220)	$(38,680)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	86,017	—	86,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	154,943	—	154,943

Net loss	—	—	—	(215,918)	(215,918)

Balance August 31, 2022	131,448,444	$131,449	$126,141,051	$(126,286,138)	$(13,638)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	48,017	—	48,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	191,632	—	191,632

Net loss	—	—	—	(252,639)	(252,639)

Balance at November 30, 2022	131,448,444	$131,449	$126,380,700	$(126,538,777)	$(26,628)

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended November 30, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2021	131,448,444	$131,449	$124,684,535	$(124,861,827)	$(45,843)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	84,967	—	84,967

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	215,926	—	215,926

Net loss	—	—	—	(316,283)	(316,283)

Balance at May 31, 2021	131,448,444	$131,449	$124,985,428	$(125,178,110)	$(61,233)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	87,717	—	87,717

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	170,403	—	170,403

Net loss	—	—	—	(224,718)	(224,718)

Balance August 31, 2021	131,448,444	$131,449	$125,243,548	$(125,402,828)	$(27,831)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	100,017	—	100,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	197,940	—	197,940

Net loss	—	—	—	(264,776)	(264,776)

Balance at November 30, 2021	131,448,444	$131,449	$125,541,505	$(125,667,604)	$5,350

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,294)	$(805,777)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	497,909	584,270

Changes in operating assets and liabilities
Prepaids	1,179	(80)
Accounts payable	16,650	(31,123)
Accrued liabilities	8,315	(14,287)

NET CASH USED BY OPERATING ACTIVITIES	(176,241)	(266,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	174,551	272,701

NET CASH PROVIDED BY FINANCING ACTIVITIES	174,551	272,701

NET INCREASE (DECREASE) IN CASH	(1,690)	5,704

CASH AT BEGINNING OF PERIOD	3,382	62

CASH AT END OF PERIOD	$1,692	$5,766

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2022 and February 28, 2022, results of operations for the three and nine months ended November 30, 2022 and 2021, and cash flows for the nine months ended November 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022.

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

At November 30, 2022, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of November 30, 2022.

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

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three and nine months ended November 30, 2022 and 2021, 600,000 stock options and 1,600,000 warrants and stock options, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and nine months ended November 30, 2022 and 2021 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2022	2021
Expected expense (benefit)	$(53,054)	$(55,603)
Taxed directly to Dr. Burzynski	53,054	55,603
Nondeductible expenses and other adjustments	2,728	(6,968)
Change in valuation allowance	(2,728)	6,968
State taxes	—	—
Provision for income tax	$—	$—

	Nine Months Ended November 30,
	2022	2021
Expected expense (benefit)	$(147,062)	$(169,213)
Taxed directly to Dr. Burzynski	147,062	169,213
Nondeductible expenses and other adjustments	5,845	(10,751)
Change in valuation allowance	(5,845)	10,751
State taxes	—	—
Provision for income tax	$—	$—

At November 30, 2022, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $164,547. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of November 30, 2022, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $106,782 that will carryforward indefinitely, of which $78,948 applies to 100% of future taxable income and $27,834 applies to 80% of future taxable income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2022, and the results of operations comparing the three and nine months ended November 30, 2022 and 2021. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2022.

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

Results of Operations

Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021

Research and development costs were approximately $208,000 and $214,000 for the three months ended November 30, 2022 and 2021, respectively. The decrease of $6,000 or 3% was due to a decrease in personnel costs of $25,000 and consulting and quality control costs of $5,000, offset by an increase in facility and equipment costs of $21,000 and materials costs of $2,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $45,000 and $51,000 for the three months ended November 30, 2022 and 2021, respectively.  The decrease of $6,000 or 11% was due to an decrease in legal and other professional costs of $6,000 as a result of a decrease in requests from regulatory agencies.

The Company had net losses of approximately $253,000 and $265,000 for the three months ended November 30, 2022 and 2021, respectively.  The decrease in the net loss from 2021 to 2022 is primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above.

Nine Months Ended November 30, 2022 Compared to Nine Months Ended November 30, 2021

Research and development costs were approximately $546,000 and $632,000 for the nine months ended November 30, 2022 and 2021, respectively. The decrease of $87,000 or 14% was due to a decrease in personnel costs of $90,000 and consulting and quality control costs of $5,000, offset by an increase in materials costs of $2,000 and facility and equipment costs of $6,000, as a result of a reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $154,000 and $173,000 for the nine months ended November 30, 2022 and 2021, respectively.  The decrease of $19,000 or 11% was due to a decrease in legal and other professional costs of $23,000, offset by an increase in other costs of $4,000 as a result of a decrease in requests from regulatory agencies.

The Company had net losses of approximately $700,000 and $806,000 for the nine months ended November 30, 2022 and 2021, respectively.  The decrease in the net loss from 2021 to 2022 is primarily due to an overall decrease in research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $250,000 during the remaining quarter of the fiscal year ending February 28, 2023. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: January 13, 2023