Form 10-K
period 2023-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2023-05-25
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23425

BURZYNSKI RESEARCH INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0136810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9432 Katy Freeway
Houston, Texas	77055
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 335-5697

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	Trading Symbol(s)	(Name of each exchange on which registered)
None	BZYR	None

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

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒
Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 31, 2022, the aggregate market value of the Common Stock held by non-affiliates was approximately $624,209, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2023, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

BURZYNSKI RESEARCH INSTITUTE, INC.

FORM 10-K

FISCAL YEAR ENDED FEBRUARY 28, 2023

PART I

ITEM 1.       BUSINESS

General

Burzynski Research Institute, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in 1984 in order to engage in the research, production, marketing, promotion and sale of certain medical chemical compounds composed of growth-inhibiting peptides, amino acid derivatives and organic acids which are known under the trade name “Antineoplastons.” The Company believes Antineoplastons are useful in the treatment of human cancer and is currently reviewing data of its Phase II clinical trials of Antineoplastons relating to the treatment of various cancers. Antineoplastons have not been approved for sale or use by the Food and Drug Administration of the United States Department of Health and Human Services (“FDA”) or anywhere in the world. In the event Antineoplastons receive such approval and are registered in the United States or Canada, of which there can be no assurance, the Company will commence commercial operations, which shall include the production, marketing, promotion and sale of Antineoplastons in the United States or Canada. In 2004, the FDA approved the designation of Antineoplastons as an “orphan drug” under the Orphan Drug Act of 1983. See “Orphan Drug Designation” below for a detailed description of this designation and its meaning. The Company currently provides Antineoplastons solely for use by Stanislaw R. Burzynski, M.D., Ph.D. (“Dr. Burzynski”) in clinical research.

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

Thirty publications by Burzynski Clinic and one unaffiliated publication resulting from the trials have been published in peer-reviewed medical journals:

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

(25) Burzynski S.R., Janicki, T., Burzynski G.S., Beenken S. Resolution of clinical signs, a complete response, and long-term survival (> 23 Years) in a 3 and ½ month female with a newly diagnosed diffuse intrinsic pontine glioma treated with antineoplastons.  Biomed Res Clin Prac, 2021, Vol 6:1-6; doi: 10.15761/BRCP.1000220.

(26) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Twenty-two-year survival in a 15-year-old female with a recurrent posterior fossa ependymoma treated with antineoplastons.  Oncol Clin Res, 3(1): 99-105.

(27) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Newly- diagnosed Multicentric Pilocytic Astrocytoma: Complete Response and >22 Years Survival in a Six Year and Nine-month-old Female Treated  with Antineoplastons.  International Journal of Clinical Oncology and Cancer Research 2022; 7(3): 76-82, doi: 10.11648/j.ijcocr.20220703.15 doi: 10.11648/j.ijcocr.20220703.15.

(28) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Outcomes in Four Children with Persistent, Recurrent, and Progressive Gangliogliomas Treated in Phase II Studies with Antineoplastons A10 and AS2-1.  Neurol Neurosci. 2022; 3(3):1-9 doi: 10.33425/2692-7918.1036.

(29) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Recurrent/Persistent Glioblastoma: Complete Response and 24 Years Disease-free Survival in a 45-Year-Old Female Treated with Antineoplastons (Successful Treatment of Glioblastoma with Antineoplastons).  Cancer Stud Ther J Volume 7(3): 1–6. DOI: 10.31038/CST.2022733.

(30) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Newly Diagnosed Glioblastoma: Partial Response and > 27 Years Overall Survival in 37-Year-Old Male Treated with Antineoplastons (Treatment of Glioblastoma with Antineoplastons).  Recent Adv Clin Trials. 2022; 2(2): 1-7. DOI: 10.33425/2771-9057.1018.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (31) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials. The efficacy of the Company’s trials is determined by the protocol specified endpoint of “objective response” (i.e., significant shrinkage or disappearance of the tumor). Several types of controls are acceptable to the FDA. One of these is a “Historic Control.” Under a Historic Control, if the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease. For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death. If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug. The results of other clinical trials conducted or published when the Company’s protocol were active are used by us as historical control.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2023:

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2022).

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

In a teleconference on January 9, 2013, between the FDA and the Company, followed by a letter of the same date, the FDA notified the Company that the agency was placing IND 43,742 on partial clinical hold, due to a lack of a complete response to the issues raised by the FDA and what the FDA deemed a misleading, erroneous, and incomplete investigator brochure. The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R. § 312.42(b)(1)(iii), as grounds for imposition of a clinical hold. The FDA further advised the Company that until it resolved the matter to the FDA’s satisfaction, that the Company could not enroll new adult or pediatric patients in any protocol under such IND. The FDA also placed protocol BT-52 on clinical hold due to what the FDA deemed to be an unreasonable and significant risk of illness or injury to human subjects. The FDA cited 21 C.F.R. § 312.42(b)(2)(i) and 21 C.F.R.§ 312.42(B)(1)(i), as grounds for imposition of a clinical hold. The FDA advised the Company that until it resolved the matter to FDA’s satisfaction, the Company could not legally conduct the identified clinical study under such IND. In a teleconference with the FDA on September 16, 2013 and pursuant to the Company’s notification letter dated September 17, 2013, the Company notified the FDA that the proposed Phase III protocol BT-54 had been withdrawn from further consideration.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2023, the Company spent approximately $10,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 29, 2024.

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

Intellectual Property

Between 1984 and 2019, eight patents involving the formulation, preparation, manufacture, production, use, dosage and treatment of cancer with Antineoplastons (the “Original Patents”) were issued to Dr. Burzynski by the United States Patent Office and the Patent Offices of 34 other countries. The Original Patents for cancer treatment and diagnosis in the United States and Canada were licensed to the Company pursuant to a License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 (collectively, the “Original License Agreement”). Pursuant to the Original License Agreement, the Company held an exclusive right in the United States, Canada, and Mexico (the “Original Territory”) to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplastons in the treatment and diagnosis of cancer. See “Certain Relationships and Related Transactions, and Director Independence.” The Original License Agreement was in effect until the expiration of the last Patent that was licensed under the agreement or termination pursuant to certain other provisions. The Company and Dr. Burzynski also entered into a Royalty Agreement, dated March 25, 1997, and as amended from time to time (collectively, the “Royalty Agreement”), pursuant to which Dr. Burzynski will receive a royalty interest from all future sales, distribution, and manufacture of Antineoplastons by the Company. The Company had, pursuant to the Original License Agreement, exclusive rights to eight issued United States Patents, four issued Canadian Patents and one issued Mexican Patent, which have all expired. On July 2, 2019, the Original License Agreement terminated upon the expiration of the last patent licensed to the Company under such agreement.

On May 22, 2023, the Company entered into a new License Agreement (the “New License Agreement”) with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers four United States patents owned by Dr. Burzynski (the “New US Patents”). The first of these New US Patents includes the patent which was originally issued to the Company on May 31, 2022 and re-assigned to Dr. Burzynski in early 2023, covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The second of these New US Patents includes the patent issued to Dr. Burzynski on March 21, 2023, also covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The third of these New US Patents includes the patent issued to Dr. Burzynski on April 21, 2020, covering methods for the treatment of recurrent glioblastoma (RGBM). This New US Patent is expected to expire on May 8, 2037. The fourth of these New US Patents includes the patent issued to Dr. Burzynski on February 1, 2022, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. Additionally, there are two pending Canadian patent applications (covering methods for the treatment of leptomeningeal disease and methods for the treatment of recurrent glioblastoma), and one pending United States patent application (covering methods for the treatment of glioblastoma multiforme ). The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

The Company depends upon unpatented proprietary technology, and may determine in appropriate circumstances that its interest would be better served by reliance upon trade secrets or confidentiality agreements in addition to patents and/or instead of patents.

The Company’s success will depend in part on its ability to obtain future patents for its products, preserve its trade secrets, and operate without infringing on the proprietary rights of third parties in the United States and Canada. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical and biotechnology industries place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. There can be no assurance that the Company will develop additional products and methods that are patentable or that present or future patents will provide sufficient protection to the Company’s present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information, design around the Company’s products or obtain access to the Company’s know-how or that others will not successfully challenge the validity of the Company’s future patents, if any, or be issued patents which may prevent the sale of one or more of the Company’s product candidates, or require licensing and the payment of significant fees or royalties by the Company to third parties in order to enable the Company to conduct its business. Legal standards relating to the scope of claims and the validity of patents in the fields in which the Company is pursuing research and development are still evolving, are highly uncertain and involve complex legal and factual issues. No assurance can be given as to the degree of protection or competitive advantage any patents issued to the Company will afford, the validity of any such patents or the Company’s ability to avoid violating or infringing any patents issued to others.

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

Employees

As of February 28, 2023, the Company had no full-time employees. The Company currently does not intend to have any full-time employees.

Available Information

The Company’s Common Stock trades on the OTCBB, under the symbol “BZYR”. Our annual reports on Form 10-K, quarterly reports, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge via EDGAR through the SEC’s website, www.sec.gov. We do not maintain a website where our annual, quarterly, and current reports, and amendments to those reports, if any, are available free of charge.

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

Our proprietary rights to our product candidates are derived from the New License Agreement between the Company and Dr. Stanislaw Burzynski. Pursuant to the New License Agreement, Dr. Burzynski licensed to the Company the exclusive rights in the territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or upon termination by Dr. Burzynski, at his option, if Dr. Burzynski is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition is filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company’s securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds. Because we do not own the patents related to Antineoplaston, we do not control the patent prosecution of subject matter that we license from Dr. Burzynski. Accordingly, we are unable to exercise the same degree of control over our intellectual property and we would need to involve Dr. Burzynski in legal proceedings to enforce these intellectual property rights.

Our success is dependent in part on maintaining and enforcing our intellectual property and will depend in large part on our ability and Dr. Burzynski to:

●	defend patents once issued;

●	preserve trade secrets; and

●	operate without infringing the patents and proprietary rights of third parties.

The degree of future protection for our proprietary rights is uncertain. For example:

●	Dr. Burzynski might not have been the first to make the inventions covered by any of his patents, if issued, or his pending patent applications;

●	Dr. Burzynski might not have been the first to file patent applications for these inventions;

●	Under our license agreement with Dr. Burzynski, he is responsible for the prosecution of patents related to Antineoplaston, and he may not effectively prosecute and protect those patents;

●	others may independently develop similar or alternative technologies or products and/or duplicate any of our technologies and/or products;

●	it is possible that none of Dr. Burzynski’s pending patent applications will result in issued patents or, if issued, these patents may not be sufficient to protect our technology or provide us with a basis for commercially-viable products and may not provide us with any competitive advantages;

●	if Dr. Burzynski’s pending applications issue as patents, they may be challenged by third parties as infringed, invalid or unenforceable under U.S. or foreign laws;

●	if issued, the patents under which we hold rights may not be valid or enforceable, or have expired; or

●	we and/or Dr. Burzynski may develop additional proprietary technologies that are not patentable and which may not be adequately protected through trade secrets, if for example a competitor were to independently develop duplicative, similar or alternative technologies.

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

There has been significant litigation in the biotechnology industry over patents and other proprietary rights and if we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. Others may challenge the validity, inventorship, ownership, enforceability or scope of any of our future licensed patents or other technology used in or otherwise necessary for the development and commercialization of our product candidates. The Company and Dr. Burzynski may not be successful in defending against any such challenges. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license, grant cross-licenses and pay substantial royalties in order to continue to manufacture or market the affected products.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2023. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

The Company conducts its business in premises owned by Dr. Burzynski. Pursuant to arrangements with Dr. Burzynski (see “Certain Relationships and Related Transactions, and Director Independence—Research Funding Arrangements”), the Company occupies (i) 675 square feet at 12707 Trinity Drive, Stafford, Texas for office, laboratory and medical research purposes and (ii) 540 square feet at 9432 Katy Freeway, Houston, Texas for its executive offices. Management of the Company believes that each of these properties is adequately covered by insurance.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2023
First Quarter	$0.045	$0.015
Second Quarter	0.030	0.017
Third Quarter	0.035	0.019
Fourth Quarter	0.100	0.020
Fiscal year ended February 28, 2022
First Quarter	$0.053	$0.023
Second Quarter	0.044	0.022
Third Quarter	0.050	0.022
Fourth Quarter	0.049	0.012

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2023, there were approximately 2,009 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.         [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2023 and 2022 and the results of operations for the fiscal years ended February 28, 2023 and 2022. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 28, 2023 Compared to Fiscal Year Ended February 28, 2022

Research and development costs were approximately $719,000 and $760,000 for the fiscal years ended February 28, 2023 and 2022, respectively. The decrease of $41,000 or 5% was due to a decrease in personnel costs of $109,000, a decrease in consulting and quality control costs of $2,000, offset by an increase in facility and equipment costs of $70,000, as a result of reduction of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $198,000 and $217,000 for the fiscal years ended February 28, 2023 and 2022, respectively. The decrease of $19,000 or 9% was due to a decrease in legal and professional fees of $22,000, offset by an increase in other general and administrative expenses of $3,000, as a result of a reduction in requests from regulatory agencies.

The Company had net losses of approximately $916,000 and $977,000 for the years ended February 28, 2023 and 2022, respectively. The decrease in net loss from 2023 and 2022, was primarily due to an overall decrease in research and development costs and a decrease in general and administrative expenses of the Company as described above. As of February 28, 2023, the Company had a total stockholders’ deficit of approximately $14,000.

Liquidity and Capital Resources

The Company’s operations have been funded entirely by Dr. Burzynski with funds generated from Dr. Burzynski’s medical practice. Effective March 1, 1997, the Company entered into a Research Funding Agreement with Dr. Burzynski (the “Research Funding Agreement”), pursuant to which the Company agreed to undertake all scientific research in connection with the development of new or improved Antineoplastons for the treatment of cancer and Dr. Burzynski agreed to fund the Company’s Antineoplaston research for that purpose. Under the Research Funding Agreement, the Company hires such personnel as is required to conduct Antineoplaston research, and Dr. Burzynski funds the Company’s research expenses, including expenses to conduct the clinical trials. Dr. Burzynski also provides the Company laboratory and research space as needed to conduct the Company’s research activities. The Research Funding Agreement also provides that Dr. Burzynski may fulfill his funding obligations in part by providing the Company such administrative support as is necessary for the Company to manage its business. Dr. Burzynski pays the full amount of the Company’s monthly and annual budget of expenses for the operation of the Company, together with other unanticipated but necessary expenses which the Company incurs. In the event the research results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as in the New License Agreement. Dr. Burzynski has unlimited and free access to all equipment which the Company owns or controls, so long as such use does not conflict with the Company’s use of such equipment, including without limitation, all equipment used in the manufacturing of Antineoplastons used in the clinical trials. The amounts which Dr. Burzynski is obligated to pay under the agreement shall be reduced dollar for dollar by the following: (1) any income which the Company receives for services provided to other companies for research and/or development of other products, less such identifiable marginal or additional expenses necessary to produce such income, or (2) the net proceeds of any stock offering or private placement which the Company receives during the term of the agreement up to a maximum of $1,000,000 in a given Company fiscal year.

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 29, 2024, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

On May 22, 2023, the parties amended and restated the Research Funding Agreement in connection with the execution of the New License Agreement and to limit the scope of the Research Funding Agreement to the United States and Canada.

The Research Funding Agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent (50%) of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

The Company estimates that it will spend approximately $1,000,000 in the fiscal year ending February 29, 2024. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Annual Financial Statements, Notes to Financial Statements and the report of Pannell Kerr Forster of Texas, P.C. (“PKF”), an independent registered public accounting firm, with respect thereto, referred to in the Table of Contents to the Financial Statements, appear elsewhere in this report beginning on Page F-2.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2023, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	80	Director and President
Monika Szopa-Paszkowiak	59	Director
Carlton Hazlewood, Ph.D.	87	Director
Gregory S. Burzynski, M.D.	43	Director
Patryk P. Goscianski, M.B.A.	45	Treasurer and Secretary
Tomasz Janicki, M.D.	57	Vice President of Clinical Trials

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

MONIKA SZOPA-PASZKOWIAK has been a Director of the Company since 2021. Ms. Szopa-Paszkowiak is currently a real estate agent with Crossroads Realty and also assists with her husband’s medical practice in Oklahoma. Prior to her current occupation, Ms. Szopa-Paszkowiak assisted the Company with pharmaceutical manufacturing and procurement of active ingredients and equipment necessary for the manufacture of Antineoplaston formulations. She had also worked with patients and directed the Human Resources Department at Burzynski Clinic. Ms. Szopa-Paszkowiak holds a bachelor degree from Houston Baptist University. She is the step-daughter of Dr. Stanislaw Burzynski and the sister of Dr. Gregory Burzynski.

CARLTON HAZLEWOOD, PH.D. has been a Director of the Company since 1997. He previously served as Chairman of the IRB, an independent review board for the Company’s clinical trials designated according to federal regulations. Dr. Hazlewood previously operated his own consulting company, Research Consultant’s International, and was an adjunct professor at Kingwood College. In addition, Dr. Hazlewood was employed in various capacities by the Baylor College of Medicine from 1965 until December 31, 1997, where he was a professor of Molecular Biology and Biophysics. Dr. Hazlewood received his Ph.D. in Medical Physiology from the University of Tennessee. Dr. Hazlewood is a prolific writer on medical topics and has been recognized for his research with numerous awards, honors and research grants.

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

Committees of the Board and Audit Committee Financial Expert

The Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does the Company have a written nominating, compensation or audit committee charter. Since the Company has not established an Audit Committee, the Board of Directors has not designated any of its members as an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and all persons performing similar functions. The Company hereby undertakes to provide a copy of this code of ethics to any person, without charge upon request made in writing to: Investor Relations, 9432 Katy Freeway, Houston, Texas 77055.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Fiscal			Stock	Option	Incentive Plan	Nonqualified deferred	All Other
Name and Principal	Year	Salary	Bonus	Awards	Awards	Compensation	compensation earnings	Compensation	Total
Position	Ending	($)	($)	($)	($)	($)	($)	($)	($)
Stanislaw R. Burzynski,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2023, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

	Amount and nature of
Name of beneficial owner	beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Monika Szopa-Paszkowiak	0		*
Carlton Hazlewood	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(2)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)	Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2023. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)	All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

New License Agreement

On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement will terminate upon the earlier of the expiration of the last patent licensed to the Company, or termination by Dr. Burzynski, at his option, if he is removed as a director or officer of the Company without his consent, if the Company files for bankruptcy or is the subject of any proceeding under applicable bankruptcy laws where such proceeding is not dismissed within 90 days from the date a petition is filed, or if any shareholder or group of shareholders acting in concert becomes the beneficial owner of the Company’s securities having voting power equal to or greater than the voting power of the securities Dr. Burzynski holds. The New License Agreement also grants Dr. Burzynski the limited right to manufacture, use, sell, distribute and otherwise exploit Antineoplastons in the Company’s exclusive territory solely in connection with the treatment of patients in Dr. Burzynski’s medical practice until such date that the FDA may approve the sale of Antineoplastons for the treatment of cancer in the United States.

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

●Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns and controls, so long as such use is not in conflict with the Company’s use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials;

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 29, 2024, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

On May 22, 2023, the parties amended and restated the Research Funding Agreement in connection with the execution of the New License Agreement and to limit the scope of the Research Funding Agreement to the United States and Canada.

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

Pursuant to the Royalty Agreement, Dr. Burzynski retains the right to either (i) produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients, at any one time, without paying any fees to the Company or (ii) purchase from the Company Antineoplaston products to treat up to 1,000 patients, at any one time, at a price equal to cost plus 10% (ten percent). Dr. Burzynski has the right to lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price. The Royalty Agreement further provides that the Company will have the right, when and if Antineoplastons are approved for use and sale by the FDA, (i) to produce all Antineoplaston products to be sold or distributed in the United States and Canada for the treatment of cancer and (ii) to lease from Dr. Burzynski the entire premises located at 12707 Trinity Drive, Stafford, Texas at terms and rates competitive with those available in the real estate market at that time, provided that Dr. Burzynski does not need the facility for his use.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Pannell Ker Forster of Texas, P.C., for fiscal years ended February 28, 2023 and 2022, respectively:

	2023	2022
Audit Fees	$38,848	$35,344

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$38,848	$35,344

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal years 2023 or 2022.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2023 or 2022.

All Other Fees were for services other than the services reported above. There were no other fees incurred in fiscal years 2023 or 2022.

Audit Committee’s Pre-Approval Policies and Procedures. As disclosed above in Item 10, the Company does not have an Audit Committee. The Board of Directors has not adopted any pre-approval policies or procedures.

PART IV

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

3.2	Amended Bylaws of the Company (incorporated by reference from Exhibit (3)(iv) to Form 10-SB filed with the Securities and Exchange Commission on November 25, 1997 (File No. 000-23425)).

4.1	Form of Certificate Representing Common Stock (incorporated by reference from Exhibit 4.1 to Form 10-KSB filed with the Securities and Exchange Commission on May 2, 2001 (File No. 000-23425)).

4.2	Description of Company’s Common Stock (incorporated by reference from Exhibit 4.2 to Form 10 filed with the Securities and Exchange Commission on May 28, 2020 (File No. 000-23425)).

EXHIBIT NO.	EXHIBIT NAME
10.1

License Agreement, effective as of May 22, 2023, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(1) to Form 8-K filed with the Securities and Exchange Commission on May 22, 2023 (File No. 000-23425)).

10.2

Amended and Restated Research Funding Agreement, effective as of May 22, 2023, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(2) to Form 8-K filed with the Securities and Exchange Commission on May 22, 2023 (File No. 000-23425)).

10.3

Amended and Restated Royalty Agreement, effective as of May 22, 2023, by and between the Company and Dr. Stanislaw R. Burzynski (incorporated by reference from Exhibit 10(3) to Form 8-K filed with the Securities and Exchange Commission on May 22, 2023 (File No. 000-23425)).

24*	Power of Attorney (Included with the Signature Page).

31.1*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

31.2*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in exhibit 101)

 *     Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors

Date: May 25, 2023

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 25, 2023
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 25, 2023
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Monika Szopa-Paszkowiak
Monika Szopa-Paszkowiak	Date: May 25, 2023
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 25, 2023
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2023 and February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 28, 2023 and 2022, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

May 25, 2023

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

	Year Ended February 28,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$934	$3,382
Prepaids	1,000	1,279

Total current assets	1,934	4,661

Total assets	$1,934	$4,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$12,570	$—
Accrued liabilities	3,091	3,455

CURRENT AND TOTAL LIABILITIES	15,661	3,455

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2023 and February 28, 2022	131,449	131,449
Additional paid-in capital	126,609,599	125,708,240
Retained deficit	(126,754,775)	(125,838,483)

Total stockholders’ equity (deficit)	(13,727)	1,206

Total liabilities and stockholders’ equity (deficit)	$1,934	$4,661

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

	Year Ended February 28,
	2023	2022
Operating expenses
Research and development	$718,505	$759,510
General and administrative	197,787	217,146

Total operating expenses	916,292	976,656

Operating loss	(916,292)	(976,656)

Provision for income tax	—	—

Loss before provision for income tax	(916,292)	(976,656)

Net loss	$(916,292)	$(976,656)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended February 28, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance February 28, 2021	131,448,444	$131,449	$124,684,535	$(124,861,827)	$(45,843)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	328,418	—	328,418

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	695,287	—	695,287

Net loss	—	—	—	(976,656)	(976,656)

Balance February 28, 2022	131,448,444	131,449	125,708,240	(125,838,483)	1,206

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	247,068	—	247,068

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	654,291	—	654,291

Net loss	—	—	—	(916,292)	(916,292)

Balance February 28, 2023	131,448,444	$131,449	$126,609,599	$(126,754,775)	$(13,727)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

	Year Ended February 28,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(916,292)	$(976,656)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	654,291	695,287

Changes in operating assets and liabilities
Prepaids	279	(385)
Accounts payable	12,570	(32,512)
Accrued liabilities	(364)	(10,832)

NET CASH USED BY OPERATING ACTIVITIES	(249,516)	(325,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	247,068	328,418

NET CASH PROVIDED BY FINANCING ACTIVITIES	247,068	328,418

NET INCREASE (DECREASE) IN CASH	(2,448)	3,320

CASH AT BEGINNING OF PERIOD	3,382	62

CASH AT END OF PERIOD	$934	$3,382

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

The Company and Dr. Burzynski have entered into various agreements, as further described in Note 2. The Original License Agreement between the Company and Dr. Burzynski provided the Company the exclusive right in the United States, Canada, and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. On July 2, 2019, the Original License Agreement between the Company and Dr. Burzynski terminated upon the expiration of the last patent licensed to the Company under such agreement. On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2023 and 2022, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2023 and 2022, 600,000 stock options and 1,600,000 warrants and stock options, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Stock Options and Warrants

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Codification Standard (“ASC”) 718, Compensation - Stock Compensation and Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.

The Company did not grant any options or warrants and no options or warrants previously granted vested in any of the periods presented in these financial statements. Thus, there was no effect on net loss and earnings per share regarding the provisions of FASB ASC 718 or ASU 2018-07 in any of the periods presented.

2.           Agreements With, and Other Related Party Transactions:

The Company has agreements with its majority shareholder and President Dr. Burzynski as further described below:

Original License Agreement

Dr. Burzynski owned patents involving the formulation, preparation, manufacture, production, use, dosage and treatment with Antineoplastons. The United States Patent Office and Patent Offices of thirty-four other countries have issued the patents. Various Patents for cancer treatment and diagnosis in the United States and Canada were licensed to the Company pursuant to the Original License Agreement.

The Original License Agreement granted to the Company the exclusive right, in the United States, Canada, and Mexico, to use, manufacture, develop, sell, distribute, sub-license and otherwise exploit all of Dr. Burzynski’s rights, title, and interests, including patent rights, in Antineoplaston drugs in the treatment and diagnosis of cancer. Under the Original License Agreement, the Company owned exclusive rights to eight (8) issued United States Patents, four (4) issued Canadian Patents and one (1) issued Mexican Patent. Pursuant to the terms of the Original License Agreement, the Original License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski as of such date. As of July 2, 2019, all patents previously licensed by the Company under the Original License Agreement have expired.

New License Agreement

On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers four United States patents owned by Dr. Burzynski (the “New US Patents”). The first of these New US Patents includes the patent which was originally issued to the Company on May 31, 2022 and re-assigned to Dr. Burzynski in early 2023, covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The second of these New US Patents includes the patent issued to Dr. Burzynski on March 21, 2023, also covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The third of these New US Patents includes the patent issued to Dr. Burzynski on April 21, 2020, covering methods for the treatment of recurrent glioblastoma (RGBM). This New US Patent is expected to expire on May 8, 2037. The fourth of these New US Patents includes the patent issued to Dr. Burzynski on February 1, 2022, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. Additionally, there are two pending Canadian patent applications (covering methods for the treatment of leptomeningeal disease and methods for the treatment of recurrent glioblastoma), and one pending United States patent applications (covering methods for the treatment of glioblastoma multiforme ).The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

Research Funding Agreement

Effective March 1, 1997, Dr. Burzynski restructured his funding arrangement with the Company and entered into a Research Funding Agreement. On May 22, 2023, the parties amended and restated the Research Funding Agreement in connection with the execution of the New License Agreement and to limit the scope of the Research Funding Agreement to the United States and Canada. Under this agreement, the two parties agreed to the following:

1.	The Company agrees to undertake all scientific research (including clinical trials) in connection with the development of new or improved Antineoplastons for the treatment of cancer in the United States and Canada. The Company will hire such personnel as is required to fulfill its obligations under the agreement.

2.	Dr. Burzynski agrees to fund in its entirety all basic research, which the Company undertakes in connection with the development of other Antineoplastons or refinements to existing Antineoplastons for the treatment of cancer.

3.	As FDA approval of Antineoplastons will benefit both parties, Dr. Burzynski agrees to pay the expenses to conduct the clinical trials for the Company.

4.	Dr. Burzynski agrees to provide the Company such laboratory and research space as the Company needs at the Trinity Drive facility in Stafford, Texas, and such office space as is necessary at Trinity Drive and at his medical facility.

5.	In the event the research described in the agreement results in the approval of any additional patents for the treatment of cancer, Dr. Burzynski shall own all such patents, but shall license to the Company the patents based on the same terms, conditions and limitations as in the New License Agreement.

6.	Dr. Burzynski shall have unlimited and free access to all equipment which the Company owns and controls, so long as such use is not in conflict with the Company’s use of such equipment, including without limitation to all equipment used in manufacturing of Antineoplastons used in the clinical trials.

7.	The amounts, which Dr. Burzynski is obligated to pay under the agreement, shall be reduced dollar for dollar by the following:

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

8.	Effective March 1, 2023, the term of the Research Funding Agreement was extended to February 29, 2024, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

Royalty Agreement

Effective March 1, 1997, the Company entered into a royalty agreement with Dr. Burzynski whereby upon receiving FDA approval for interstate marketing and distribution, the Company agrees to pay Dr. Burzynski a royalty interest equivalent to 10% of the Company’s gross income, which royalty interest shall include gross receipts from all future sales, distributions and manufacture of Antineoplastons. On May 22, 2023, the parties amended and restated the royalty agreement in connection with the execution of the New License Agreement and to limit the scope of such agreement to the United States and Canada. Under the royalty agreement, Dr. Burzynski will have the right to either produce Antineoplaston products for use in his medical practice to treat up to 1,000 patients without paying any fees to the Company, or purchase from the Company Antineoplaston products for use in his medical practice to treat up to 1,000 patients at a price of the Company’s cost to produce the Antineoplaston products plus 10%. Dr. Burzynski will also have the right to either lease or purchase all the manufacturing equipment located at 12707 Trinity Drive, Stafford, Texas at a fair market price. The Company will also have the right to lease from Dr. Burzynski the entire premise located at 12707 Trinity Drive, Stafford, Texas at arms-length terms at rates competitive with those available in the market at that time, provided that Dr. Burzynski does not need the facility for his use.

The term of this agreement is indefinite and will continue until such time as the parties agree that it is in their mutual interest to terminate such agreement.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2023 and 2022, respectively:

	2023	2022
Capital contributed	$247,068	$328,418
Clinical trial costs paid directly by Dr. Burzynski	$654,291	$695,287

3.           Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $1,466 per month depending upon the insurance coverage selected by the employee.

4.           Lease Commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years. These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski. Rent expense incurred under these leases was approximately $70,200 and $70,600 for the years ended February 28, 2023 and 2022, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense. The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Rent expense totaled $153,831 and $89,050 for 2023 and 2022, respectively.

5.           Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2023 and 2022 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Year Ended February 28,
	2023	2022
Expected expense (benefit)	$(192,421)	$(205,098)
Taxed directly to Dr. Burzynski	192,421	205,098
Nondeductible expenses and other adjustments	3,136	(9,880)
Change in valuation allowance	(3,136)	9,880
State taxes	—	—
Provision for income tax	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$119,234	$116,099
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	161,837	158,702
Less valuation allowance	(161,837)	(158,702)
Net deferred tax assets	$—	$—

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

As of February 28, 2023, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $93,881 that will carryforward indefinitely.  The NOL carryforwards expire as of February 28 or 29 of the following years:

2024	$—
2025	$—
2026	$44,638
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$—
2038	$74,699
Indef	$93,881

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2023.

6.           Stock Options and Warrants:

At February 28, 2023, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2023.

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

7.           Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims. As of February 28, 2023, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the years ended February 28, 2023 and 2022. Management estimates the current production facilities have the capacity to produce products to treat approximately 1,000 patients per year. There is space available at the current site to expand the facility for increased capacity if necessary.

No supplies were purchased during the years ended February 28, 2023 and 2022.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.

8.	Subsequent Events:

On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries.

On May 22, 2023, the Company also entered into the amended and restated research funding agreement (the “Amended Research Funding Agreement”) with Dr. Burzynski, pursuant to which the parties amended and restated the original Research Funding Agreement dated March 1, 1997, as amended, in connection with the execution of the New License Agreement and to limit the scope of the Amended Research Funding Agreement to the United States and Canada.

On May 22, 2023, the Company also entered into the amended and restated royalty agreement (the “Amended Royalty Agreement”) with Dr. Burzynski, pursuant to which the parties amended and restated the original Royalty Agreement dated March 25, 1997, as amended, in connection with the execution of the New License Agreement and to limit the scope of the Amended Research Funding Agreement to the United States and Canada.