Form 10-Q
period 2023-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2023-07-13
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 3, 2023, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 28,
	2023	2023
ASSETS

Current assets
Cash and cash equivalents	$148	$934
Prepaids	700	1,000

Total current assets	848	1,934

Total assets	$848	$1,934

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$22,757	$12,570
Accrued liabilities	48,609	3,091

CURRENT AND TOTAL LIABILITIES	71,366	15,661

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of May 31, 2023 and February 28, 2023	131,449	131,449
Additional paid-in capital	126,840,213	126,609,599
Retained deficit	(127,042,180)	(126,754,775)

Total stockholders’ equity (deficit)	(70,518)	(13,727)

Total liabilities and stockholders’ equity (deficit)	$848	$1,934

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2023	2022
Operating expenses
Research and development	$182,114	$167,354
General and administrative	105,291	64,383

Total operating expenses	287,405	231,737

Operating loss	(287,405)	(231,737)

Loss before provision for income tax	(287,405)	(231,737)
Provision for income tax	—	—
Net loss	$(287,405)	$(231,737)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended May 31, 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2023	131,448,444	$131,449	$126,609,599	$(126,754,775)	$(13,727)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	64,517	—	64,517

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	166,097	—	166,097

Net loss	—	—	—	(287,405)	(287,405)

Balance at May 31, 2023	131,448,444	$131,449	$126,840,213	$(127,042,180)	$(70,518)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended May 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(287,405)	$(231,737)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	166,097	151,334

Changes in operating assets and liabilities
Prepaids	300	579
Accounts payable	10,187	13,925
Accrued liabilities	45,518	26,766

NET CASH USED BY OPERATING ACTIVITIES	(65,303)	(39,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	64,517	40,517

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,517	40,517

NET INCREASE (DECREASE) IN CASH	(786)	1,384

CASH AT BEGINNING OF PERIOD	934	3,382

CASH AT END OF PERIOD	$148	$4,766

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The Company and Dr. Burzynski have entered into various agreements, as further described in Note B. The Original License Agreement between the Company and Dr. Burzynski provided the Company the exclusive right in the United States, Canada, and Mexico to use, manufacture, develop, sell, distribute, sublicense and otherwise exploit all the rights, titles and interest in Antineoplaston drugs used in the treatment of cancer, once the drug is approved for sale by the FDA. On July 2, 2019, the Original License Agreement between the Company and Dr. Burzynski terminated upon the expiration of the last patent licensed to the Company under such agreement. On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries.

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

The Company’s administrative offices are located in Houston, Texas; its research and production facilities are in Stafford, Texas. The Company operates primarily as a research and development facility of Antineoplaston drugs. Segment information is not presented since all of the Company’s operations are attributed to a single reportable segment. The Company has had no significant revenue from external sources.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2023 and February 28, 2023, results of operations for the three months ended May 31, 2023 and 2022, and cash flows for the three months ended May 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023.

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

At May 31, 2023, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of May 31, 2023.

The Company accounts for share-based payments to non-employees in accordance with the guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations.

NOTE D.	LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2023 and 2022, 600,000 stock options and 1,600,000 warrants and stock options, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE E.	INCOME TAXES

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2022, 2021, and 2020 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2023 and 2022 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended May 31,
	2023	2022
Expected expense (benefit)	$(60,355)	$(48,665)
Taxed directly to Dr. Burzynski	60,355	48,665
Nondeductible expenses and other adjustments	11,926	8,376
Change in valuation allowance	(11,926)	(8,376)
State taxes	—	—
Provision for income tax	$—	$—

At May 31, 2023, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $173,764. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

As a result of the Tax Cuts and Jobs Act of 2017 (the "Act"), NOL carryforwards generated in years beginning after December 31, 2017, would carryforward indefinitely, and would apply to 80% of future taxable income. Under the Act, carrybacks of NOLs were disallowed. In March 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was enacted providing a five-year carryback for losses incurred in 2018, 2019, or 2020, which allows companies to modify tax returns up to five years prior to offset taxable income from those tax years. The CARES Act also temporarily suspended the NOL limit of 80% of taxable income.

As of May 31, 2023, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $150,672 that will carryforward indefinitely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2023, and the results of operations comparing the three months ended May 31, 2023 and 2022. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2023.

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

Termination of the Original License Agreement

Pursuant to the terms of the License Agreement dated June 29, 1983, as superseded by an Amended License Agreement dated April 24, 1989 and a Second Amended License Agreement dated March 1, 1990 between the Company and Dr. Burzynski (collectively, the “Original License Agreement”), the Original License Agreement terminated on July 2, 2019 upon the expiration of the last patent licensed to the Company from Dr. Burzynski. As of July 2, 2019, all patents previously licensed by the Company under the Original License Agreement have expired.

New License Agreement

On May 22, 2023, the Company entered into a new License Agreement (the “New License Agreement”) with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers four United States patents owned by Dr. Burzynski. Additionally, there are two pending Canadian patent applications (covering methods for the treatment of leptomeningeal disease and methods for the treatment of recurrent glioblastoma), and one pending United States patent application (covering methods for the treatment of glioblastoma multiforme ). The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

Results of Operations

Three Months Ended May 31, 2023 Compared to Three Months Ended May 31, 2022

Research and development costs were approximately $182,000 and $167,000 for the three months ended May 31, 2023 and 2022, respectively. The increase of $15,000 or 9% was due to an increase in facility and equipment costs of $26,000, offset by a decrease in personnel costs of $10,000 and consulting and quality control costs of $1,000, as a result of additional requirements from regulatory agencies.

General and administrative expenses were approximately $105,000 and $64,000 for the three months ended May 31, 2023 and 2022, respectively. The increase of $41,000 or 64% was due to an increase in legal and other professional costs of $42,000, offset by a decrease in other costs of $1,000 as a result of additional reporting requirements from regulatory agencies.

The Company had net losses of approximately $287,000 and $232,000 for the three months ended May 31, 2023 and 2022, respectively. The increase in the net loss from 2022 to 2023 is primarily due to an overall increase in research and development costs and general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 29, 2024. It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

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

The Company estimates that it will spend approximately $750,000 during the remaining three quarters of the fiscal year ending February 29, 2024. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_____________________________________________________________ * Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: July 13, 2023