Form 10-Q
period 2023-08-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2023-10-12
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 1, 2023, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31,	February 28,
	2023	2023
ASSETS

Current assets
Cash and cash equivalents	$1,397	$934
Prepaids	400	1,000

Total current assets	1,797	1,934

Total assets	$1,797	$1,934

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$—	$12,570
Accrued liabilities	6,273	3,091

CURRENT AND TOTAL LIABILITIES	6,273	15,661

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of August 31, 2023 and February 28, 2023	131,449	131,449
Additional paid-in capital	127,158,359	126,609,599
Retained deficit	(127,294,284)	(126,754,775)

Total stockholders’ equity (deficit)	(4,476)	(13,727)

Total liabilities and stockholders’ equity (deficit)	$1,797	$1,934

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31,
	2023	2022
Operating expenses
Research and development	$214,057	$170,955
General and administrative	38,047	44,963

Total operating expenses	252,104	215,918

Operating loss	(252,104)	(215,918)

Loss before provision for income tax	(252,104)	(215,918)
Provision for income tax	—	—
Net loss	$(252,104)	$(215,918)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Six Months Ended August 31,
	2023	2022
Operating expenses
Research and development	$396,171	$338,309
General and administrative	143,338	109,346

Total operating expenses	539,509	447,655

Operating loss	(539,509)	(447,655)

Provision for income tax	—	—

Loss before provision for income tax	(539,509)	(447,655)

Provision for income tax	—	—
Net loss	$(539,509)	$(447,655)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended August 31, 2023

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2023	131,448,444	$131,449	$126,609,599	$(126,754,775)	$(13,727)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	64,517	—	64,517

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	166,097	—	166,097

Net loss	—	—	—	(287,405)	(287,405)

Balance at May 31, 2023	131,448,444	$131,449	$126,840,213	$(127,042,180)	$(70,518)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	121,017	—	121,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	197,129	—	197,129

Net loss	—	—	—	(252,104)	(252,104)

Balance at August 31, 2023	131,448,444	$131,449	$127,158,359	$(127,294,284)	$(4,476)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended August 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(539,509)	$(447,655)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	363,226	306,277

Changes in operating assets and liabilities
Prepaids	600	879
Accounts payable	(12,570)	1,935
Accrued liabilities	3,182	9,914

NET CASH USED BY OPERATING ACTIVITIES	(185,071)	(128,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	185,534	126,534

NET CASH PROVIDED BY FINANCING ACTIVITIES	185,534	126,534

NET INCREASE (DECREASE) IN CASH	463	(2,116)

CASH AT BEGINNING OF PERIOD	934	3,382

CASH AT END OF PERIOD	$1,397	$1,266

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of August 31, 2023 and February 28, 2023, results of operations for the three and six months ended August 31, 2023 and 2022, and cash flows for the six months ended August 31, 2023 and 2022. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023.

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

At August 31, 2023, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of August 31, 2023.

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

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the six months ended August 31, 2023 and 2022, 600,000 stock options and 1,600,000 warrants and stock options, respectively, were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

The actual provision for income tax for the three and six months ended August 31, 2023 and 2022 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended August 31,
	2023	2022
Expected expense (benefit)	$(52,942)	$(45,343)
Taxed directly to Dr. Burzynski	52,942	45,343
Nondeductible expenses and other adjustments	(13,869)	(5,259)
Change in valuation allowance	13,869	5,259
State taxes	—	—
Provision for income tax	$—	$—

	Six Months Ended August 31,
	2023	2022
Expected expense (benefit)	$(113,297)	$(94,008)
Taxed directly to Dr. Burzynski	113,297	94,008
Nondeductible expenses and other adjustments	(1,943)	3,117
Change in valuation allowance	1,943	(3,117)
State taxes	—	—
Provision for income tax	$—	$—

At August 31, 2023, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $159,895. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of August 31, 2023, the Company has net operating loss carryforwards in the amount of $446,651 that will expire between 2026 and 2038, and $93,881 that will carryforward indefinitely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of August 31, 2023, and the results of operations comparing the three and six months ended August 31, 2023 and 2022. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2023.

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

Results of Operations

Three Months Ended August 31, 2023 Compared to Three Months Ended August 31, 2022

Research and development costs were approximately $214,000 and $171,000 for the three months ended August 31, 2023 and 2022, respectively. The increase of $43,000 or 25% was due to an increase in facility and equipment costs of $54,000 and consulting and other research and development costs of $1,000, offset by a decrease in personnel costs of $12,000, as a result of additional requests imposed by the Food and Drug Administration.

General and administrative expenses were approximately $38,000 and $45,000 for the three months ended August 31, 2023 and 2022, respectively. The decrease of $7,000 or 15% was due to a decrease in legal and other professional costs of $4,000 and other costs of $3,000 as a result of reduced reporting requirements from regulatory agencies.

The Company had net losses of approximately $252,000 and $216,000 for the three months ended August 31, 2023 and 2022, respectively. The increase in the net loss from 2022 to 2023 is primarily due to an overall increase in research and development costs and a decrease in general and administrative expenses of the Company as described above.

Six Months Ended August 31, 2023 Compared to Six Months Ended August 31, 2022

Research and development costs were approximately $396,000 and $338,000 for the six months ended August 31, 2023 and 2022, respectively. The increase of $58,000 or 17% was due to an increase in facility and equipment costs of $79,000 and other research and development costs of $1,000, offset by a decrease in personnel costs of $22,000, as a result of additional requests imposed by the Food and Drug Administration.

General and administrative expenses were approximately $143,000 and $109,000 for the six months ended August 31, 2023 and 2022, respectively. The increase of $34,000 or 31% was due to an increase in legal and other professional costs of $38,000, offset by a decrease in other costs of $4,000 as a result of reduced reporting requirements from regulatory agencies.

The Company had net losses of approximately $540,000 and $448,000 for the six months ended August 31, 2023 and 2022, respectively. The increase in the net loss from 2022 to 2023 is primarily due to an overall increase in research and development costs and an increase in general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $500,000 during the remaining two quarters of the fiscal year ending February 29, 2024. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

None.

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

Date: October 12, 2023