Form 10-K
period 2024-02-29
BURZYNSKI RESEARCH INSTITUTE INC
filed 2024-05-29
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

As of August 31, 2023, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,212,880, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2024, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 29, 2024

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

Thirty-four publications by Burzynski Clinic and one unaffiliated publication resulting from the trials have been published in peer-reviewed medical journals:

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

(31) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. Persistent pineoblastoma: complete response and > 26 years overall survival in a ten-month-old female treated with Antineoplastons. Biomed Res Clin Prac, 2023. DOI: 10.15761/BRCP.1000227.

(32) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. Newly diagnosed Anaplastic Astrocytoma: > 23 Year Survival in a 31-Year and 11-Month-Old Female Treated with Antineoplastons. Neurol Neurosci. 2023; 4(2):1-6. DOI: 10.33425/2692-7918.1051.

(33) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. A Seven-year-old Male With 35 Years Overall Survival Following Treatment With Antineoplastons. European Journal of Clinical Medicine, 4(5), 9–14. DOI: 10.24018/clinicmed.2023.4.5.312.

(34) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. Recurrent Medulloblastoma: Complete Response and > than 21 Years and Five Months Overall Survival in a One-Year and Seven-Month-Old Male Treated with Antineoplastons. Journal of Oncology Research Review & Reports. 2023 Vol 4(4): 1-6; SRC/JONRR-186 DOI: 10.47363/JONRR/2023(4)172.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan: (35) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

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

Certain prospective Phase II protocols which reached a Milestone as of February 29, 2024:

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

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2023).

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 29, 2024, the Company spent approximately $10,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2025.

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

On May 22, 2023, the Company entered into a new License Agreement (the “New License Agreement”) with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers four United States patents owned by Dr. Burzynski (the “New US Patents”). The first of these New US Patents includes the patent which was originally issued to the Company on May 31, 2022 and re-assigned to Dr. Burzynski in early 2023, covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The second of these New US Patents includes the patent issued to Dr. Burzynski on March 21, 2023, also covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The third of these New US Patents includes the patent issued to Dr. Burzynski on April 21, 2020, covering methods for the treatment of recurrent glioblastoma (RGBM). This New US Patent is expected to expire on May 8, 2037. The fourth of these New US Patents includes the patent issued to Dr. Burzynski on February 1, 2022, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. Additionally, there are two pending Canadian patent applications (covering methods for the treatment of leptomeningeal disease and methods for the treatment of recurrent glioblastoma), and one pending United States patent application (covering methods for the treatment of glioblastoma multiforme). The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

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

Employees

As of February 29, 2024, the Company had no full-time employees. The Company currently does not intend to have any full-time employees.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2024. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.       CYBERSECURITY

Risk Management and Strategy

We have certain processes for the identification, assessment, and mitigation of cybersecurity risks which are incorporated into our overall risk management processes, which we rely on information technology systems and networks managed and maintained by independent third parties. Our information technology personnel, responsible for cyber security, monitors daily and weekly backups of our system to protect against data loss and minimize disruption to our operations in the event of a cybersecurity incident. Our data is accessible by our assigned personnel and third parties as necessary and appropriate, to perform services or otherwise do business with us, and we have implemented two-factor identification for access to our third party systems to submit relevant data to our IND.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Governance

Our information technology personnel and our senior management lead the operational oversight of the company-wide cybersecurity strategy and processes. The board of directors provides oversight of our cybersecurity risk. Additionally, the board of directors reviews our enterprise risk management processes and will be notified by management between management updates regarding significant new cybersecurity threats or incidents.

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

	Price Range
	High	Low
Fiscal year ended February 29, 2024
First Quarter	$0.073	$0.030
Second Quarter	0.085	0.048
Third Quarter	0.056	0.041
Fourth Quarter	0.054	0.013
Fiscal year ended February 28, 2023
First Quarter	$0.045	$0.015
Second Quarter	0.030	0.017
Third Quarter	0.035	0.019
Fourth Quarter	0.100	0.020

The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of May 1, 2024, there were approximately 2,009 holders of record of the Company’s Common Stock, as shown on the records of the Transfer Agent and Registrar of the Common Stock. Since many shares may be held by investors in nominee names, such as the name of their broker or their broker’s nominee, the number of record holders often bears little relationship to the number of beneficial owners of the Common Stock.

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

ITEM 6.         [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 29, 2024 and February 28, 2023 and the results of operations for the fiscal years ended February 29, 2024 and February 28, 2023. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 29, 2024 Compared to Fiscal Year Ended February 28, 2023

Research and development costs were approximately $865,000 and $719,000 for the fiscal years ended February 29, 2024, and February 28, 2023, respectively. The increase of $146,000 or 20% was due to a decrease in personnel costs of $5,000, offset by an increase in consulting and quality control costs of $3,000, an increase in facility and equipment costs of $147,000, and an increase in other research and development costs of $1,000, as a result of increase of requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $470,000 and $198,000 for the fiscal years ended February 29, 2024, and February 28, 2023, respectively. The increase of $272,000 or 137% was due to an increase in legal and professional fees of $268,000, primarily relating to various discussions with our outside law firm and consultants regarding the Company’s current clinical hold on IND 43742 and other future developments relating to Antineoplaston patents, and an increase in other general and administrative expenses of $4,000, as a result of an increase in professional fees from regulatory agencies.

The Company had net losses of approximately $1,335,000 and $916,000 for the years ended February 29, 2024, and February 28, 2023, respectively. The increase in net loss from 2024 and 2023, was primarily due to an overall increase in research and development costs and an increase in general and administrative expenses of the Company as described above. As of February 29, 2024, the Company had a total stockholders’ deficit of approximately $25,000.

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2025, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

The Company estimates that it will spend approximately $1,200,000 in the fiscal year ending February 28, 2025. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 29, 2024, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	81	Director and President
Monika Szopa-Paszkowiak	60	Director
Gregory S. Burzynski, M.D.	44	Director
Patryk P. Goscianski, M.B.A.	46	Treasurer and Secretary
Tomasz Janicki, M.D.	58	Vice President of Clinical Trials

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Fiscal			Stock	Option	Incentive Plan	Nonqualified deferred	All Other
Name and Principal	Year	Salary	Bonus	Awards	Awards	Compensation	compensation earnings	Compensation	Total
Position	Ending	($)	($)	($)	($)	($)	($)	($)	($)
Stanislaw R. Burzynski,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2024, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

	Amount and nature of
Name of beneficial owner	beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Monika Szopa-Paszkowiak	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(2)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)	Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2024. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)	All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2025, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Pannell Ker Forster of Texas, P.C., for fiscal years ended February 29, 2024 and February 28, 2023, respectively:

	2024	2023
Audit Fees	$39,976	$38,848

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$39,976	$38,848

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal years 2024 or 2023.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2024 or 2023.

All Other Fees were for services other than the services reported above. There were no other fees incurred in fiscal years 2024 or 2023.

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

Date: May 29, 2024

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 29, 2024
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 29, 2024
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Monika Szopa-Paszkowiak
Monika Szopa-Paszkowiak	Date: May 29, 2024
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 29, 2024
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 29, 2024 and February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 29, 2024 and February 28, 2023, and the related statements of operations, stockholders’ (deficit), and cash flows for the years ended February 29, 2024 and February 28, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for the years ended February 29, 2024 and February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

May 29, 2024

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 29, 2024 and February 28, 2023

	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$1,310	$934
Prepaids	1,000	1,000

Total current assets	2,310	1,934

Total assets	$2,310	$1,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$9,010	$12,570
Accrued liabilities	18,423	3,091

CURRENT AND TOTAL LIABILITIES	27,433	15,661

Commitments and contingencies

Stockholders’ (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 29, 2024 and February 28, 2023	131,449	131,449
Additional paid-in capital	127,933,634	126,609,599
Retained deficit	(128,090,206)	(126,754,775)

Total stockholders’ (deficit)	(25,123)	(13,727)

Total liabilities and stockholders’ (deficit)	$2,310	$1,934

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 29, 2024 and February 28, 2023

	2024	2023
Operating expenses
Research and development	$864,999	$718,505
General and administrative	470,432	197,787

Total operating expenses	1,335,431	916,292

Operating loss	(1,335,431)	(916,292)

Other income	—	—

Loss before provision for income tax	(1,335,431)	(916,292)

Provision for income tax	—	—
Net loss	$(1,335,431)	$(916,292)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Weighted average number of common shares outstanding	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended February 29, 2024 and February 28, 2023

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance February 28, 2022	131,448,444	$131,449	$125,708,240	$(125,838,483)	$1,206

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	247,068	—	247,068

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	654,291	—	654,291

Net loss	—	—	—	(916,292)	(916,292)

Balance February 28, 2023	131,448,444	131,449	126,609,599	(126,754,775)	(13,727)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	524,156	—	524,156

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	799,879	—	799,879

Net loss	—	—	—	(1,335,431)	(1,335,431)

Balance February 29, 2024	131,448,444	$131,449	$127,933,634	$(128,090,206)	$(25,123)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 29, 2024 and February 28, 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,335,431)	$(916,292)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	799,879	654,291

Changes in operating assets and liabilities
Prepaids	—	279
Accounts payable	(3,560)	12,570
Accrued liabilities	15,332	(364)

NET CASH USED BY OPERATING ACTIVITIES	(523,780)	(249,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	524,156	247,068

NET CASH PROVIDED BY FINANCING ACTIVITIES	524,156	247,068

NET INCREASE (DECREASE) IN CASH	376	(2,448)

CASH AT BEGINNING OF PERIOD	934	3,382

CASH AT END OF PERIOD	$1,310	$934

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 29, 2024 and February 28, 2023, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 29, 2024 and February 28, 2023, 600,000 stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Stock Options and Warrants

The Company accounts for share-based payments in accordance with FASB ASC 718, Compensation - Stock Compensation and Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.

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

New License Agreement

On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers four United States patents owned by Dr. Burzynski (the “New US Patents”). The first of these New US Patents includes the patent which was originally issued to the Company on May 31, 2022 and re-assigned to Dr. Burzynski in early 2023, covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The second of these New US Patents includes the patent issued to Dr. Burzynski on March 21, 2023, also covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The third of these New US Patents includes the patent issued to Dr. Burzynski on April 21, 2020, covering methods for the treatment of recurrent glioblastoma (RGBM). This New US Patent is expected to expire on May 8, 2037. The fourth of these New US Patents includes the patent issued to Dr. Burzynski on February 1, 2022, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. Additionally, there are two pending Canadian patent applications (covering methods for the treatment of leptomeningeal disease and methods for the treatment of recurrent glioblastoma), and one pending United States patent applications (covering methods for the treatment of glioblastoma multiforme).The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

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

Other Related Party Transactions

Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and the Company; however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building. In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in Note 4. In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows the Company the use of some office space. Since May of 2000, Dr. Burzynski’s and the chief financial officer’s entire salaries are paid through his medical practice and he is not compensated directly by the Company for his services.

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 29, 2024 and February 28, 2023, respectively:

	2024	2023
Capital contributed	$524,156	$247,068
Clinical trial costs paid directly by Dr. Burzynski	$799,879	$654,291

3.           Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $1,465 per month depending upon the insurance coverage selected by the employee.

4.           Lease Commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years. These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski. Rent expense incurred under these leases was approximately $71,500 and $70,200 for the years ended February 29, 2024 and February 28, 2023, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense. The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Rent expense totaled $295,456 and $153,831 for February 29, 2024 and February 28, 2023, respectively.

5.           Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 29, 2024 and February 28, 2023 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2024	2023
Expected expense (benefit)	$(280,441)	$(192,421)
Taxed directly to Dr. Burzynski	280,441	192,421
Nondeductible expenses and other adjustments	(2,394)	3,136
Change in valuation allowance	2,394	(3,136)
State taxes	—	—
Provision for income tax	$—	$—

The components of the Company’s deferred income tax assets as of February 29, 2024 and February 28, 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$121,628	$119,234
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	164,231	161,837
Less valuation allowance	(164,231)	(161,837)
Net deferred tax assets	$—	$—

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

As of February 29, 2024, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $105,277 that will carryforward indefinitely.  The NOL carryforwards expire as of February 28 or 29 of the following years:

2024	$—
2025	$—
2026	$44,638
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$—
2038	$74,699
Indef	$105,277

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 29, 2024.

6.           Stock Options and Warrants:

At February 29, 2024, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 29, 2024.

The Company accounts for share-based payments to non-employees in accordance with the guidance provided by the FASB ASC 718, Compensation – Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations.

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

7.           Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims. As of February 29, 2024, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the years ended February 29, 2024 and February 28, 2023. Management estimates the current production facilities have the capacity to produce products to treat approximately 1,000 patients per year. There is space available at the current site to expand the facility for increased capacity if necessary.

Supplies were purchased during the years ended February 29, 2024 and February 28, 2023, in the amount of $21 and $0, respectively.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.