Form 10-Q
period 2024-05-31
BURZYNSKI RESEARCH INSTITUTE INC
filed 2024-07-15
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 3, 2024, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	February 29,
	2024	2024
ASSETS

Current assets
Cash and cash equivalents	$297	$1,310
Prepaids	700	1,000

Total current assets	997	2,310

Total assets	$997	$2,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$70,605	$9,010
Accrued liabilities	58,260	18,423

CURRENT AND TOTAL LIABILITIES	128,865	27,433

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of May 31, 2024 and February 29, 2024	131,449	131,449
Additional paid-in capital	128,202,221	127,933,634
Retained deficit	(128,461,538)	(128,090,206)

Total stockholders’ equity (deficit)	(127,868)	(25,123)

Total liabilities and stockholders’ equity (deficit)	$997	$2,310

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31,
	2024	2023
Operating expenses
Research and development	$226,088	$182,114
General and administrative	145,244	105,291

Total operating expenses	371,332	287,405

Operating loss	(371,332)	(287,405)

Other income	—	—

Loss before provision for income tax	(371,332)	(287,405)
Provision for income tax	—	—
Net loss	$(371,332)	$(287,405)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended May 31, 2024

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 29, 2024	131,448,444	$131,449	$127,933,634	$(128,090,206)	$(25,123)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	58,517	—	58,517

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	210,070	—	210,070

Net loss	—	—	—	(371,332)	(371,332)

Balance at May 31, 2024	131,448,444	$131,449	$128,202,221	$(128,461,538)	$(127,868)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended May 31, 2024 and 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(371,332)	$(287,405)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	210,070	166,097

Changes in operating assets and liabilities
Prepaids	300	300
Accounts payable	61,595	10,187
Accrued liabilities	39,837	45,518

NET CASH USED BY OPERATING ACTIVITIES	(59,530)	(65,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	58,517	64,517

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,517	64,517

NET DECREASE IN CASH	(1,013)	(786)

CASH AT BEGINNING OF PERIOD	1,310	934

CASH AT END OF PERIOD	$297	$148

See accompanying notes to financial statements

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of May 31, 2024 and February 29, 2024, results of operations for the three months ended May 31, 2024 and 2023, and cash flows for the three months ended May 31, 2024 and 2023. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024.

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

At May 31, 2024, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of May 31, 2024.

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

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the three months ended May 31, 2024 and 2023, 600,000 stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

NOTE E.	INCOME TAXES

The Company follows the provisions of FASB ASC 740, Income Taxes. The Company is not aware of any material unrecognized tax uncertainties as a result of tax positions previously taken.

The Company recognizes interest and penalties as interest expense when they are accrued or assessed.

The federal income tax returns of the Company for 2023, 2022, and 2021 are subject to examination by the IRS, generally for three years after they are filed.

The actual provision for income tax for the three months ended May 31, 2024 and 2023 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2024	2023
Expected expense (benefit)	$(77,980)	$(60,355)
Taxed directly to Dr. Burzynski	77,980	60,355
Nondeductible expenses and other adjustments	(21,576)	11,926
Change in valuation allowance	21,576	(11,926)
State taxes	—	—
Provision for income tax	$—	$—

At May 31, 2024, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $185,807. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of May 31, 2024, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $208,022 that will carryforward indefinitely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of May 31, 2024, and the results of operations comparing the three months ended May 31, 2024 and 2023. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 29, 2024.

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

Results of Operations

Three Months Ended May 31, 2024 Compared to Three Months Ended May 31, 2023

Research and development costs were approximately $226,000 and $182,000 for the three months ended May 31, 2024 and 2023, respectively. The increase of $44,000 or 24% was due to an increase in facility and equipment costs of $22,000, consulting and other research and development costs of $1,000, and personnel costs of $21,000, as a result of additional requests imposed by the Food and Drug Administration.

General and administrative expenses were approximately $145,000 and $105,000 for the three months ended May 31, 2024 and 2023, respectively. The increase of $40,000 or 38% was due to an increase in legal and other professional costs of $17,000, primarily relating to various discussions with our outside law firm and consultants regarding the Company’s current clinical hold on IND 43742 and other future developments relating to Antineoplaston patents, and other costs of $23,000 as a result of increased reporting requirements from regulatory agencies.

The Company had net losses of approximately $371,000 and $287,000 for the three months ended May 31, 2024 and 2023, respectively. The increase in the net loss from 2024 to 2023 is primarily due to an overall increase in research and development costs and in general and administrative expenses of the Company as described above.

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

The Research Funding Agreement, as amended, contains an annual automatic renewal provision providing for an additional one-year term, unless one party notifies the other party at least thirty days prior to the expiration of the then current term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2025. It is expected that the Research Funding Agreement will continue to renew each year prospectively unless terminated under the provisions of the agreement.

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

The Company estimates that it will spend approximately $900,000 during the remaining three quarters of the fiscal year ending February 28, 2025. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended May 31, 2024 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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

Date: July 15, 2024