Form 10-K
period 2025-02-28
BURZYNSKI RESEARCH INSTITUTE INC
filed 2025-05-20
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2025

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

As of August 30, 2024, the aggregate market value of the Common Stock held by non-affiliates was approximately $1,023,702, based on the last reported sales price of the Registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as such persons may be deemed to be affiliates.

As of May 1, 2025, there were 131,448,444 shares of the Registrant’s Common Stock outstanding.

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

FISCAL YEAR ENDED FEBRUARY 28, 2025

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

Orphan Drug Designation

On September 3, 2004, the FDA granted the Company’s request for “orphan drug designation” (“ODD”) for the Company’s Antineoplastons (A10 & AS2-1 Antineoplaston) for treatment for patients with brain stem glioma and, on October 30, 2008, the FDA granted the Company’s request for ODD for Antineoplastons (A10 and AS2-1 Antineoplaston) for the treatment of gliomas. In enacting the Orphan Drug Act of 1983, Congress sought to provide incentives to promote the development of drugs for the treatment of rare diseases. A drug may be considered for orphan drug designation if the drug is intended to treat a rare disease or condition affecting fewer than 200,000 people in the United States or, even if the drug treats a disease affecting more than 200,000 people in the United States, the drug is not expected to be profitable from sales in the United States. Subject to applicable laws and regulations, the first sponsor to obtain FDA marketing approval for a drug with orphan drug designation for the designated disease or condition receives limited marketing exclusivity for seven years; no other sponsor may bring to market the “same drug” for the treatment of the same disease or condition for a period of seven years from the date the application is approved by the FDA. A drug with orphan drug designation must meet the same criteria for safety and efficacy as a drug without orphan drug designation. The FDA expects holders of exclusivity for orphan drugs to assure the availability of sufficient quantities of their orphan drug to meet the needs of patients. Failure to do so could result in the withdrawal of marketing exclusivity for the orphan drug. Orphan drug designation does not convey any advantage or shorten the duration of the regulatory review and approval process. Please see “Government Regulation” for a description of the regulatory approval process with the FDA and other regulatory agencies.

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

Thirty-seven publications by Burzynski Clinic and one unaffiliated publication resulting from the trials have been published in peer-reviewed medical journals since 2014:

(1) Burzynski, S., Janicki, T., Burzynski, G., Marszalek, A. Long-term survival (>13 years) in a child with recurrent diffuse pontine gliosarcoma: A case report. J Ped Hematol Oncol 2014; doi: 10.1097/MPH.0000000000000020.

(2) Burzynski, S.R., Janicki, T.J., Burzynski, G.S. A phase II study of antineoplastons A10 and AS2-1 in adult patients with recurrent glioblastoma multiforme. Final report (Protocol BT-21). J Cancer Ther 2014;5:946-956.

(3) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A., Brookman, S. A phase II study of antineoplastons A10 and AS2-1 in children with recurrent, refractory or progressive primary brain tumors. Final report (Protocol BT-22). J Cancer Ther 2014;5:977-988.

(4) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. A phase II study of antineoplastons A10 and AS2-1 in children with high-grade glioma. Final report (Protocol BT-06), and review of recent trials. J Cancer Ther 2014;5:565-577.

(5)Burzynski S.R., Burzynski G.S., Janicki T.J. Recurrent glioblastoma multiforme - A strategy for long-term survival. Journal of Cancer Therapy, 2014,5,957-976.

(6) Burzynski, S.R., Janicki, T.J., Burzynski, G.S. A phase II study of antineoplastons A10 and AS2-1 injections in adult patients with recurrent anaplastic astrocytoma. Final report (Protocol BT-15). Cancer and Clinical Oncology; Vol. 4, No. 2, 2015.

(7) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. A phase II study of antineoplastons A10 and AS2-1 in patients with brainstem gliomas. The report on non-diffuse intrinsic pontine glioma (Protocol BT-11). J Cancer Ther 2015;6:334-344.

(8) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. A phase II study of antineoplastons A10 and AS2-1 in adult patients with newly-diagnosed anaplastic astrocytoma. Final report (Protocol BT-08). Cancer Clin Oncol 2015;4(1):28-38.

(9) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Marszalek, A. The response and survival of children with recurrent diffuse intrinsic pontine glioma based on phase II study of antineoplastons A10 and AS2-1 in patients with brainstem glioma. Child’s Nervous System 2014;30(12):2051-2061.

(10) Burzynski, S.R., Burzynski, Marszalek, A., Janicki, T.J., Martinez-Canca, J. Long-term survival (over 20 years), complete response and normal childhood development in medulloblastoma treated with Antineoplastons A10 and AS2-1. J Neurol Stroke 2015, 2(3): 00054.

(11) Burzynski, S.R., Burzynski, G.S., Marszalek, A., Janicki, T.J., Martinez-Canca, J.F. Long-term survival over 21 years and pathologically confirmed complete response in pediatric anaplastic astrocytoma: A case report. J Neurol Stroke 2015;2(6):00072.

(12) Burzynski, S.R., Janicki, T.J., Burzynski, G. Comprehensive genomic profiling of recurrent classic glioblastoma in a patient surviving eleven years following antineoplaston therapy. Cancer Clin Oncol 2015;4(2)41-52;

(13) Burzynski, S.R., Burzynski, G., Janicki, T.J., Marszalek, A. Complete response and Long-term survival (>20 years) of a child with tectal glioma: A case report. Pediatr Neurosurg DOI: 10.1159/000369907.

(14) Burzynski, S.R., Janicki, T.J., Burzynski, G. A phase II study of Antineoplastons A10 and AS2-1 adult patients with primary brain tumors. Final Report (Protocol BT-09) Journal of Cancer Therapy, 2015, 6, 1063-1074.

(15) Burzynski, S.R., Janicki, T.J., Burzynski, G. Primary CNS tumors and Leptomeningeal, Disseminated and/or Multicentric disease in children treated in Phase II studies with Antineoplastons A10 and AS2-1. Cancer and Clinical Oncology; Vol. 5, No. 2; 2016.

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

(19) Burzynski, S.R., Janicki, T.J., Burzynski, G.S., Beenken, S. Long-Term Survival (27.7 Years) Following IV Antineoplaston Therapy (ANP) in a 36-Year Old Female with a Progressive Diffuse Intrinsic Pontine Glioma (DIPG). Radiology and Imaging Technology; 7:073. doi.org/10.23937/2572-3235.1510073; 2021.

(20) Burzynski, S.R., Burzynski, G.S., Janicki, T.J., Beenken, S. Long-Term Survival (23 Years) in a 26-Year-old Male after Antineoplaston Therapy for a Progressive, Diffuse Intrinsic Pontine Glioma: A Case Report. Int J Brain Disord Treat 2021, 7:038 Volume 7 | Issue 1 DOI: 10.23937/2469-5866/1410038.

(21) Burzynski, S.R., Burzynski, G.S., Janicki, T.J., Beenken, S. A 25-year-female with Diffuse Intrinsic Pontine Glioma Surviving for More than Nine Years Following Treatment with Antineoplastons. International Journal of Clinical Oncology and Cancer Research. Vol. 7, No. 1, 2022, pp. 1-7. doi: 10.11648/j.ijcocr.20220701.11.

(22) Burzynski, S.R., Burzynski, G.S. Janicki, T.J., Beenken, S. Diffuse intrinsic pontine glioma in an 11-year-old female treated with antineoplastons: Complete response and > 25-year survival. Pediatr Neonatol Med. 2021;1(2):1-5; doi:10.33425/2768-0363.1010.

(23) Burzynski, S.R., Burzynski, G.S., Janicki, T.J., Beenken, S. Recurrent and Progressive Ganglioglioma in an 11-Year-Old Male Treated with Antineoplastons: Partial Response with > than Nine Years and Nine Months Survival and Complete Resolution of Clinical Symptoms/Signs. Biomedical Research Journal, 2022; Vol 37: 1-13.

(24) Burzynski S.R., Janicki, T., Burzynski G.S., Beenken S. Resolution of clinical signs, a complete response, and long-term survival (> 23 Years) in a 3 and ½ month female with a newly diagnosed diffuse intrinsic pontine glioma treated with antineoplastons.  Biomed Res Clin Prac, 2021, Vol 6:1-6; doi: 10.15761/BRCP.1000220.

(25) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Twenty-two-year survival in a 15-year-old female with a recurrent posterior fossa ependymoma treated with antineoplastons.  Oncol Clin Res, 3(1): 99-105.

(26) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Newly- diagnosed Multicentric Pilocytic Astrocytoma: Complete Response and >22 Years Survival in a Six Year and Nine-month-old Female Treated  with Antineoplastons.  International Journal of Clinical Oncology and Cancer Research 2022; 7(3): 76-82, doi: 10.11648/j.ijcocr.20220703.15 doi: 10.11648/j.ijcocr.20220703.15.

(27) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Outcomes in Four Children with Persistent, Recurrent, and Progressive Gangliogliomas Treated in Phase II Studies with Antineoplastons A10 and AS2-1.  Neurol Neurosci. 2022; 3(3):1-9 doi: 10.33425/2692-7918.1036.

(28) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Recurrent/Persistent Glioblastoma: Complete Response and 24 Years Disease-free Survival in a 45-Year-Old Female Treated with Antineoplastons (Successful Treatment of Glioblastoma with Antineoplastons).  Cancer Stud Ther J Volume 7(3): 1–6. DOI: 10.31038/CST.2022733.

(29) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S.  Newly Diagnosed Glioblastoma: Partial Response and > 27 Years Overall Survival in 37-Year-Old Male Treated with Antineoplastons (Treatment of Glioblastoma with Antineoplastons).  Recent Adv Clin Trials. 2022; 2(2): 1-7. DOI: 10.33425/2771-9057.1018.

(30) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. Persistent pineoblastoma: complete response and > 26 years overall survival in a ten-month-old female treated with Antineoplastons. Biomed Res Clin Prac, 2023. DOI: 10.15761/BRCP.1000227.

(31) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. Newly diagnosed Anaplastic Astrocytoma: > 23 Year Survival in a 31-Year and 11-Month-Old Female Treated with Antineoplastons. Neurol Neurosci. 2023; 4(2):1-6. DOI: 10.33425/2692-7918.1051.

(32) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. A. Inoperable Optic Pathway Glioma: Seven-year-old Male With 35 Years Overall Survival Following Treatment With Antineoplastons. European Journal of Clinical Medicine, 4(5), 9–14. DOI: 10.24018/clinicmed.2023.4.5.312.

(33) Burzynski S.R., Burzynski G.S., Janicki, T., Beenken S. Recurrent Medulloblastoma: Complete Response and > than 21 Years and Five Months Overall Survival in a One-Year and Seven-Month-Old Male Treated with Antineoplastons. Journal of Oncology Research Review & Reports. 2023 Vol 4(4): 1-6; SRC/JONRR-186 DOI: 10.47363/JONRR/2023(4)172.

(34) Burzynski, S.R., Burzynski, G.S., Janicki, T., Beenken, S.  Recurrent Pilocytic Astrocytoma: Treatment with Antineoplastons, Complete Response, and > 27 Years Overall Survival Recent Adv Clin Trials. 2024; 4(1); 1-7. doi.org/10.33425/2771-9057.1038.

(35) Burzynski, S.R., Burzynski, G.S., Janicki, T., Beenken, S.  Recurrent/Disseminated Choroid Plexus Carcinoma: Overall Survival of > 23.6 Years in a One-Year and Nine-Month-Old Female Treated with Antineoplastons. Journal of Medical Research and Case Reports 6(1). DOI: 10.5281/zenodo.11387006.

(36) Burzynski, S.R., Burzynski, G.S., Janicki, T., Beenken, S.  Recurrent Desmoplastic Infantile Ganglioglioma Treated with Antineoplastons: Partial Response and Overall Survival of > 11.8 Years in a Ten-Month-Old Female. Int J Brain Disord Treat 10:050. doi.org/10.23937/2469-5866/1410050.

(37) Burzynski, S.R., Burzynski, G.S., Janicki, T., Beenken, S.  Progressive, Multicentric, Midline, Low-grade Glioma: Survival Greater Than 24.8 Years in Three Patients Treated with Antineoplastons A10 and AS2-1 in Phase II Studies.  Annal Cas Rep Rev: ACRR-423. DOI: 10.39127/2574-5747/ACRR:1000423.

One additional publication has been published in 2015 by Kurume University Medical Center in Japan:

(38) Ogata, Y., Matono K., Tsuda, H., Ushijima, M., Uchida, S., Akagi, Y., Shirouzu, K. Randomized Phase II Study of 5-Fluorouracil Hepatic Arterial Infusion with or without Antineoplastons as an Adjuvant Therapy after Hepatectomy for Liver Metastases from Colorectal Cancer. PLOS One (Public Library of Science) DOI:10.1371/journal.pone.0120064.

Prior to approving a New Drug Application (“NDA”), the FDA requires that a drug’s safety and efficacy be demonstrated in “well-controlled” clinical trials. The efficacy of the Company’s trials is determined by the protocol specified endpoint of “objective response” (i.e., significant shrinkage or disappearance of the tumor). Several types of controls are acceptable to the FDA. One of these is a “Historical Control.” Under a Historical Control, if the course of a disease is well-known, the response of patients taking a drug can be compared to a historic group of patients with that disease. For example, it is known that the tumors of patients suffering from primary malignant brain tumors (“PMBT”) will continue to grow, eventually causing the patient’s death. If a drug is administered to a patient with PMBT and the tumors of the patient disappear or shrink significantly, an assumption is made that there has been a response to the drug. The results of other clinical trials conducted or published when the Company’s protocols were active are used by the Company as historical controls.

All of the Company’s clinical trials, except one, involve the use of Historical Controls. Further, all trials except the CAN-1 study are “prospective clinical trials” (“PCT”). A PCT is a clinical trial wherein patients are accrued into and follow the clinical trial protocol from the very beginning of the trial. A retrospective trial is a trial in which data from patients treated prior to the start of a clinical trial is considered. Results of retrospective trials are, in most instances, not acceptable to the FDA. In addition, there are no clinical trials being conducted that involve “double blind” studies and all but one clinical trial involve no randomization into multiple treatment groups.

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

Certain prospective Phase II protocols which reached a Milestone as of February 28, 2025:

●	Protocol BT-06, involving the study of Antineoplastons A10 and AS2-1 in children with high grade glioma (study and special exception patients). Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

●	Protocol BT-07, involving the study of Antineoplastons A10 and AS2-1 in patients with glioblastoma multiforme, not treated with radiation therapy or chemotherapy (study and special exception patients). Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 5 patients.

●	Protocol BT-08, involving the study of Antineoplastons A10 and AS2-1 in patients with anaplastic astrocytoma. Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 5 patients.

●	Protocol BT-09, involving the study of Antineoplastons A10 and AS2-1 in patients with brain tumors. Objective responses: 9 patients (4 patients with a complete response and 5 patients with a partial response); Stable disease: 12 patients.

●	Protocol BT-10, involving the study of Antineoplastons A10 and AS2-1 in children with brain tumors. Objective responses: 7 patients (2 patients with a complete response and 5 patients with a partial response); Stable disease: 5 patients.

●	Protocol BT-11, involving the study of Antineoplastons A10 and AS2-1 in patients with brainstem glioma. Objective responses: 9 patients (5 patients with a complete response and 4 patients with a partial response); Stable disease: 8 patients.

●	Protocol BT-12, involving the study of Antineoplastons A10 and AS2-1 in children with primitive neuroectodermal tumors (PNET). Objective responses: 4 patients (3 patients with a complete response and 1 patient with a partial response); Stable disease: 1 patient.

●	Protocol BT-13, involving the study of Antineoplastons A10 and AS2-1 in children with low grade astrocytoma. Objective responses: 5 patients (4 patients with a complete response and 1 patient with a partial response); Stable disease: 4 patients.

●	Protocol BT-15, involving the study of Antineoplastons A10 and AS2-1 in adult patients with anaplastic astrocytoma. Objective responses: 5 patients (2 patients with a complete response and 3 patients with a partial response); Stable disease: 6 patients.

●	Protocol BT-21, involving the study of Antineoplastons A10 and AS2-1 in adults with primary malignant brain tumors. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 4 patients.

●	Protocol BT-22, involving a study of Antineoplastons A10 and AS2-1 in children with primary malignant brain tumors (study and special exception patients). Objective responses: 5 patients (1 patient with a complete response and 4 patients with a partial response); Stable disease: 7 patients.

●	Protocol BT-23, involving a study of Antineoplastons A10 and AS2-1 in children with visual pathway glioma. Objective responses: 4 patients (2 patients with a complete response and 2 patients with a partial response); Stable disease: 3 patients.

●	Protocol CAN-1, involving a study of Antineoplastons A-10 and AS2-1 in 35 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma multiforme, astrocytoma, oligodendroglioma, mixed glioma, medulloblastoma, and malignant meningioma. Objective responses: 18 patients (13 patients with a complete response and 5 patients with a partial response); Stable disease: 11 patients.

The results of Protocols BT-06, BT-07, BT-08, BT-09, BT-10, BT-11, BT-12, BT-13, BT-15, BT-21, BT-22 and BT-23 are set forth below (as of November 30, 2024).

			Number and		Number and				Number and
			Percentage of		Percentage of		Number and		Percentage of
			Patients Showing		Patients Showing		Percentage of		Patients Showing
Protocol	Patients	Evaluable	Complete		Partial		Patients Showing		Progressive
Number	Accrued	Patients	Response**		Response**		Stable Disease**		Disease**
BT-06*	19	11	2	18.2%	2	18.2%	3	27.3%	4	36.4%
BT-07*	102	70	2	2.9%	3	4.3%	5	7.1%	60	85.7%
BT-08	19	18	3	16.7%	1	5.5%	5	27.8%	9	50.0%
BT-09	40	31	4	12.9%	5	16.1%	12	38.7%	10	32.3%
BT-10	34	30	2	6.7%	5	16.7%	5	16.7%	18	60.0%
BT-11	40	31	5	16.1%	4	12.9%	8	25.8%	14	45.2%
BT-12	13	12	3	25.0%	1	8.3%	1	8.3%	7	58.3%
BT-13	11	9	4	44.4%	1	11.1%	4	44.4%	0	0.0%
BT-15	27	21	2	9.5%	3	14.3%	6	28.6%	10	47.6%
BT-21	40	27	2	7.4%	2	7.4%	4	14.8%	19	70.4%
BT-22*	43	32	1	3.1%	4	12.5%	7	21.9%	20	62.5%
BT-23	12	8	2	25.0%	2	25.0%	3	37.5%	1	12.5%
*	includes Special Exception patients

**	percentage is calculated vs. evaluable patients

The Phase II Study according to Protocol CAN-1 included 36 evaluable brain tumor patients. Complete and partial responses were obtained in patients diagnosed with glioblastoma, astrocytoma, anaplastic astrocytoma, diffuse intrinsic pontine glioma, oligodendroglioma, anaplastic oligodendroglioma mixed glioma, medulloblastoma, and malignant meningioma. The treatment with Antineoplastons A10 and AS2-1 resulted in 18 (50.0%) cases of objective responses and 11 (30.6%) cases of stable disease defined as less than 50% reduction, or less than 50% increase in size of the tumor mass, lasting for at least 12 weeks. The largest group of evaluable patients involved in the study had glioblastoma multiforme. Six of the cases were classified as complete and partial responses, four obtained stabilization and four developed progression of the disease.

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

Additionally, the Company received IRB approval on February 4, 2015 for FDA reviewed, open label, phase II study of Antineoplaston A10 and AS2-1 in patients with a Diffuse Intrinsic Brainstem Glioma (DIPG) in five treatment groups based on patient’s age and prior treatment.

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

On December 1, 2021, the FDA issued a letter to the Company informing the Company that IND 43742 may be placed on inactive status.

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

An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns about issues such as the conduct of the trials as outlined in the IND. After the IND becomes effective, the investigation is permitted to proceed, during which the sponsor must keep the FDA informed of new studies, including animal studies, make progress reports on the study or studies covered by the IND, and also be responsible for informing FDA and clinical investigators immediately of unforeseen serious side effects or injuries. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully by the Company within any specified period of time, if at all. Furthermore, the Company or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. If no subjects are entered into clinical studies for a period of 2 years or more under an IND, or if all investigations under an IND remain on clinical hold for 1 year or more, the IND may be placed by FDA on inactive status and all investigators must return or otherwise dispose of the investigational drug. A sponsor who intends to resume clinical investigation under an IND placed on inactive status must submit a protocol amendment.

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

The Company’s research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes its procedures for handling and disposing of those materials comply with state and federal regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident of this type occurs, the Company could be held liable for resulting damages, which could be material to its financial condition and business. The Company is also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures and the handling of biohazardous materials. Additional federal, state and local laws and regulations affecting the Company may be adopted in the future. Any violation of these laws and regulations, and the cost of compliance, could materially and adversely affect the Company. For the year ended February 28, 2025, the Company spent approximately $10,000 on environmental compliance matters. The Company expects to spend approximately $10,000 for repairs and upgrades during the fiscal year ending February 28, 2026.

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

On December 1, 2021, the FDA issued a letter to the Company informing the Company that IND 43742 may be placed on inactive status.

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

On May 22, 2023, the Company entered into a new License Agreement (the “New License Agreement”) with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers five United States patents owned by Dr. Burzynski (the “New US Patents”). The first of these New US Patents includes the patent which was originally issued to the Company on May 31, 2022 and re-assigned to Dr. Burzynski in early 2023, covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The second of these New US Patents includes the patent issued to Dr. Burzynski on March 21, 2023, also covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038.

The third of these New US Patents includes the patent issued to Dr. Burzynski on April 21, 2020, covering methods for the treatment of recurrent glioblastoma (RGBM). This New US Patent is expected to expire on May 8, 2037. The fourth of these New US Patents includes the patent issued to Dr. Burzynski on February 1, 2022, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037.The fifth of these New US Patents includes the patent issued to Dr. Burzynski on January 7, 2025, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

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

Employees

As of February 28, 2025, the Company had no full-time employees. The Company currently does not intend to have any full-time employees.

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

Our executive officers, current directors and holders of five percent or more of our common stock beneficially own an aggregate of approximately 81.0% of our outstanding common stock as of May 1, 2025. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders. Also, as a result, these shareholders, acting together, may be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other shareholders.

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

	Price Range
	High	Low
Fiscal year ended February 28, 2025
First Quarter	$0.044	$0.016
Second Quarter	0.050	0.030
Third Quarter	0.070	0.035
Fourth Quarter	0.058	0.031
Fiscal year ended February 29, 2024
First Quarter	$0.073	$0.030
Second Quarter	0.085	0.048
Third Quarter	0.056	0.041
Fourth Quarter	0.054	0.013

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

ITEM 6.         [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of February 28, 2025 and February 29, 2024 and the results of operations for the fiscal years ended February 28, 2025 and February 29, 2024. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements.

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

Results of Operations

Fiscal Year Ended February 28, 2025 Compared to Fiscal Year Ended February 29, 2024

Research and development costs were approximately $1,046,000 and $865,000 for the fiscal years ended February 28, 2025, and February 29, 2024, respectively. The increase of $181,000 or 21% was due to an increase in personnel costs of $130,000, an increase in facility and equipment costs of $48,000, and an increase in consulting and quality control costs of $3,000, as a result of an increase in requirements imposed by the Food and Drug Administration.

General and administrative expenses were approximately $340,000 and $470,000 for the fiscal years ended February 28, 2025, and February 29, 2024, respectively. The $130,000, or 28%, decrease was primarily due to a $211,000 reduction in legal and professional fees, largely reflecting fewer discussions with outside counsel and consultants related to the Company’s current clinical hold on IND 43742 compared to the prior year. This decrease was partially offset by an $81,000 increase in other general and administrative expenses, driven by higher professional fees from regulatory agencies.

The Company had net losses of approximately $1,386,000 and $1,335,000 for the years ended February 28, 2025, and February 29, 2024, respectively. The increase in net loss from 2025 and 2024, was primarily due to an overall increase in research and development costs and a decrease in general and administrative expenses of the Company as described above. As of February 28, 2025, the Company had a total stockholders’ deficit of approximately $42,000.

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

The Company entered into a third amendment to the Research Funding Agreement, effective March 1, 2007, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2026, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

The Company estimates that it will spend approximately $1,200,000 in the fiscal year ending February 28, 2026. The Company estimates that ninety-five percent (95%) of this amount will be spent on research and development and the continuance of FDA approved clinical trials. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, immunotherapy, hormonal therapy and gene targeted therapy in response to FDA requirements that cancer patients utilize more traditional cancer treatment options in order to be eligible to participate in the Company’s Antineoplaston clinical trials.

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

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Company’s management, with the participation of the principal executive officer and principal financial officer, concluded that, as of February 28, 2025, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and positions of the Company’s directors and executive officers:

Name	Age	Office
Stanislaw R. Burzynski, M.D., Ph.D.	82	Director and President
Monika Szopa-Paszkowiak	61	Director
Gregory S. Burzynski, M.D.	45	Director
Patryk P. Goscianski, M.B.A.	47	Treasurer and Secretary
Tomasz Janicki, M.D.	59	Vice President of Clinical Trials

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

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Fiscal			Stock	Option	Incentive Plan	Nonqualified deferred	All Other
Name and Principal	Year	Salary	Bonus	Awards	Awards	Compensation	compensation earnings	Compensation	Total
Position	Ending	($)	($)	($)	($)	($)	($)	($)	($)
Stanislaw R. Burzynski,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
M.D., Ph.D., President and	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman of the Board of Directors (1)	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Patryk P. Goscianski, M.B.A.,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (2)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Tomasz Janicki, M.D., Vice	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President of Clinical	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Trials (3)	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1, 2025, the number of outstanding shares of Common Stock (the Company’s only class of voting securities) owned by (i) each person known by the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. The address for all of the beneficial owners listed below is the Company’s address.

	Amount and nature of
Name of beneficial owner	beneficial ownership		Percent of class (1)
Stanislaw R. Burzynski, M.D., Ph.D.	106,368,278		80.9%
Monika Szopa-Paszkowiak	0		*
Gregory S. Burzynski, M.D.	55,912		*
Patryk P. Goscianski, M.B.A.	0		*
Tomasz Janicki, M.D.	55,912	(2)	*
All Directors and Executive Officers as a group (6 persons)	106,480,102		81.0%

*Less than one percent.

(1)	Percentages shown are based upon 131,448,444 shares of Common Stock outstanding as of May 1, 2025. Certain shares are deemed beneficially owned by more than one person listed in the table.

(2)	All shares are owned by Kinga Szopa, who is the spouse of Dr. Tomasz Janicki.

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

Effective March 1, 2007, the Company entered into a third amendment to the Research Funding Agreement, whereby the Company and Dr. Burzynski extended the term thereof until February 28, 2008, with an automatic renewal for an additional one year term, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision. Subject to the foregoing, the term of the Research Funding Agreement was renewed and extended until February 28, 2026, which is also automatically renewable for an additional one year term unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Pannell Ker Forster of Texas, P.C., for fiscal years ended February 28, 2025 and February 29, 2024, respectively:

	2025	2024
Audit Fees	$47,563	$39,976

Audit-Related Fees	0	0

Tax Fees	0	0

All Other Fees	0	0

Total	$47,563	$39,976

Audit Fees were for professional services rendered for the audit of BRI’s financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of BRI’s financial statements and are not reported under “Audit Fees.” There were no Audit-Related Fees incurred in fiscal years 2025 or 2024.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning. There were no Tax Fees incurred in fiscal years 2025 or 2024.

All Other Fees were for services other than the services reported above. There were no other fees incurred in fiscal years 2025 or 2024.

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

19.1*	Insider Trading Policy.

24*	Power of Attorney (Included with the Signature Page).

31.1*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Chief Executive Officer).

31.2*	Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed herewith (Principal Financial Officer).

32.1*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2*	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (Formatted in Inline XBRL and contained in Exhibit 101)

 *     Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURZYNSKI RESEARCH INSTITUTE, INC.

	By:	/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors

Date: May 20, 2025

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

/s/ Stanislaw R. Burzynski
Stanislaw R. Burzynski	Date: May 20, 2025
President and Chairman of the Board of Directors (principal executive officer)

/s/ Patryk P. Goscianski
Patryk P. Goscianski	Date: May 20, 2025
Secretary and Treasurer
(principal financial officer and principal accounting officer)

/s/ Monika Szopa-Paszkowiak
Monika Szopa-Paszkowiak	Date: May 20, 2025
Director

/s/ Gregory S. Burzynski
Gregory S. Burzynski, M.D.	Date: May 20, 2025
Director

Burzynski Research Institute, Inc.

Financial Statements

For the years ended

February 28, 2025 and February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Burzynski Research Institute, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Burzynski Research Institute, Inc. (the “Company”) as of February 28, 2025 and February 29, 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended February 28, 2025 and February 29, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for the years ended February 28, 2025 and February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

May 20, 2025

Houston, Texas

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

At February 28, 2025 and February 29, 2024

	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$847	$1,310
Prepaids	—	1,000

Total current assets	847	2,310

Total assets	$847	$2,310

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable	$17,017	$9,010
Accrued liabilities	25,467	18,423

Current and total liabilities	42,484	27,433

Commitments and contingencies

Stockholders’ (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of February 28, 2025 and February 29, 2024	131,449	131,449
Additional paid-in capital	129,303,327	127,933,634
Retained deficit	(129,476,413)	(128,090,206)

Total stockholders’ (deficit)	(41,637)	(25,123)

Total liabilities and stockholders’ (deficit)	$847	$2,310

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

For the Years Ended February 28, 2025 and February 29, 2024

	2025	2024
Operating expenses
Research and development	$1,045,934	$864,999
General and administrative	340,273	470,432

Total operating expenses	1,386,207	1,335,431

Operating loss	(1,386,207)	(1,335,431)

Other income	—	—

Loss before provision for income tax	(1,386,207)	(1,335,431)

Net loss	$(1,386,207)	$(1,335,431)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

For the Years Ended February 28, 2025 and February 29, 2024

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance February 28, 2023	131,448,444	$131,449	$126,609,599	$(126,754,775)	$(13,727)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	524,156	—	524,156

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	799,879	—	799,879

Net loss	—	—	—	(1,335,431)	(1,335,431)

Balance February 29, 2024	131,448,444	131,449	127,933,634	(128,090,206)	(25,123)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	388,068	—	388,068

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	981,625	—	981,625

Net loss	—	—	—	(1,386,207)	(1,386,207)

Balance February 28, 2025	131,448,444	$131,449	$129,303,327	$(129,476,413)	$(41,637)

The accompanying notes are an integral part of these financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended February 28, 2025 and February 29, 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,386,207)	$(1,335,431)
Adjustments to reconcile net loss to net cash used by operating activities:
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	981,625	799,879

Changes in operating assets and liabilities
Prepaids	1,000	—
Accounts payable	8,007	(3,560)
Accrued liabilities	7,044	15,332

NET CASH USED BY OPERATING ACTIVITIES	(388,531)	(523,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	388,068	524,156

NET CASH PROVIDED BY FINANCING ACTIVITIES	388,068	524,156

NET INCREASE (DECREASE) IN CASH	(463)	376

CASH AT BEGINNING OF PERIOD	1,310	934

CASH AT END OF PERIOD	$847	$1,310

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which range from 5 to 10 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; maintenance and repairs are charged against earnings as incurred. Upon disposal of assets, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently in the Statements of Operations.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting during interim periods, disclosure, and transition. For the years ended February 28, 2025 and February 29, 2024, no uncertain tax positions were identified.

Loss Per Common Share

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the years ended February 28, 2025 and February 29, 2024, 600,000 stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

New License Agreement

On May 22, 2023, the Company entered into the New License Agreement with Dr. Burzynski, pursuant to which Dr. Burzynski licensed to the Company the exclusive rights in the Territory (composed of the United States and Canada) to make, have made, use, sell, offer for sale, and distribute or otherwise exploit the licensed products and services relating to Antineoplastons, including but not limited to any patent rights which may be granted in these countries. The New License Agreement currently covers five United States patents owned by Dr. Burzynski (the “New US Patents”). The first of these New US Patents includes the patent which was originally issued to the Company on May 31, 2022 and re-assigned to Dr. Burzynski in early 2023, covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The second of these New US Patents includes the patent issued to Dr. Burzynski on March 21, 2023, also covering methods of treatment of leptomeningeal disease using Antineoplaston. This New US Patent is expected to expire on June 11, 2038. The third of these New US Patents includes the patent issued to Dr. Burzynski on April 21, 2020, covering methods for the treatment of recurrent glioblastoma (RGBM). This New US Patent is expected to expire on May 8, 2037. The fourth of these New US Patents includes the patent issued to Dr. Burzynski on February 1, 2022, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. The fifth of these New US Patents includes the patent issued to Dr. Burzynski on January 7, 2025, covering methods for the treatment of glioblastoma multiforme. This New US Patent is expected to expire on May 8, 2037. The Company will not be able to exploit such rights under the New License Agreement until such time as Antineoplastons are approved, of which there can be no assurance, by the FDA for sale in the United States.

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

8.	Effective March 1, 2024, the term of the Research Funding Agreement was extended to February 28, 2025, and is automatically renewable for an additional one-year term thereafter, unless one party notifies the other party at least thirty days prior to the expiration of the term of the agreement of its intention not to renew the agreement. In addition to the foregoing termination provisions, the agreement automatically terminates in the event that Dr. Burzynski owns less than fifty percent of the outstanding shares of the Company, or is removed as President and/or Chairman of the Board of the Company, unless Dr. Burzynski notifies the Company in writing of his intention to continue the agreement notwithstanding this automatic termination provision.

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

The Company has received all significant funding from Dr. Burzynski through either cash contributed to the Company or the payment of the cost to conduct FDA approved clinical trials through his medical practice, as disclosed in Note 1. Following is a summary of the capital contributed and clinical trial costs paid by Dr. Burzynski for the years ended February 28, 2025 and February 29, 2024, respectively:

	2025	2024
Capital contributed	$388,068	$524,156
Clinical trial costs paid directly by Dr. Burzynski	$981,625	$799,879

3.           Employee Benefits:

Employees of SRB receive health care benefits as well as group dental insurance, vision, short-term and long-term disability insurance, and life insurance, under PPO options, from which employees may choose coverage. Employees pay pre-tax premiums from $0 to $1,465 per month depending upon the insurance coverage selected by the employee.

4.           Lease Commitments:

Dr. Burzynski leases certain equipment used in the clinical trials under leases originally maturing in one to four years. These costs are included in general and administrative expenses and also included in contributed capital by Dr. Burzynski. Rent expense incurred under these leases was approximately $73,600 and $71,500 for the years ended February 28, 2025 and February 29, 2024, respectively.

As explained in Note 2, Dr. Burzynski owns the facility used by the Company to perform research and produce its drug products. There is currently no lease agreement; however, the facility’s costs are included in the accompanying financial statements as rental expense. The rental expense is derived from not only utilities and expenses normally incurred by a tenant but also mortgage interest, insurance, property taxes and building depreciation. Rent expense totaled $345,544 and $295,456 for February 28, 2025 and February 29, 2024, respectively.

5.           Income Taxes:

The costs incurred related to the conduct of FDA approved clinical trials incurred directly by Dr. Burzynski within his medical practice are deducted by Dr. Burzynski and are not included in the Company’s tax provision.

The actual income tax benefit attributable to the Company’s losses for the years ended February 28, 2025 and February 29, 2024 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	2025	2024
Expected expense (benefit)	$(291,103)	$(280,441)
Taxed directly to Dr. Burzynski	291,103	280,441
Nondeductible expenses and other adjustments	3,468	2,394
Change in valuation allowance	(3,468)	(2,394)
State taxes	—	—
Provision for income tax	$—	$—

The components of the Company’s deferred income tax assets as of February 28, 2025 and February 29, 2024 are as follows:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$125,096	$121,628
Alternative minimum tax credit carryforwards	42,603	42,603
Total deferred tax assets	167,699	164,231
Less valuation allowance	(167,699)	(164,231)
Net deferred tax assets	$—	$—

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

As of February 28, 2025, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $121,791 that will carryforward indefinitely.  The NOL carryforwards expire as of February 28 or 29 of the following years:

2025	$—
2026	$44,638
2027	$31,220
2028	$7,737
2029	$31,868
2030	$—
2031	$—
2032	$—
2033	$207,097
2034	$76,643
2035	$—
2036	$—
2037	$—
2038	$74,699
Indef	$121,791

In addition, the Company has alternative minimum tax credit carryforwards of $42,603 at February 28, 2025.

6.           Stock Options and Warrants:

At February 28, 2025, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of February 28, 2025.

The Company accounts for share-based payments to non-employees in accordance with the guidance provided by the FASB ASC 718, Compensation – Stock Compensation to include share-based payments granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations.

7.           Commitments and Contingencies and Supply Source:

In the ordinary course of conducting business, the Company may be a party to legal proceedings and claims. As of February 28, 2025, the Company does not expect the final outcome of any such matters to have a material adverse effect on its financial position, results of operations, or cash flows.

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

No patients were treated during the years ended February 28, 2025 and February 29, 2024. Management estimates the current production facilities have the capacity to produce products to treat approximately 1,000 patients per year. There is space available at the current site to expand the facility for increased capacity if necessary.

Supplies were purchased during the years ended February 28, 2025 and February 29, 2024, in the amount of $0 and $21, respectively.  Dr. Burzynski has established additional vendors to supply these chemicals should there be a loss of these suppliers.