Form 10-Q
period 2025-11-30
BURZYNSKI RESEARCH INSTITUTE INC
filed 2026-01-13
CIK 724445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 13, 2026, 131,448,444 shares of the Registrant’s Common Stock were outstanding.

BURZYNSKI RESEARCH INSTITUTE, INC.

Form 10-Q

Item 1.Financial Statements

BURZYNSKI RESEARCH INSTITUTE, INC.

BALANCE SHEETS

(UNAUDITED)

	November 30,	February 28,
	2025	2025
ASSETS

Current assets
Cash and cash equivalents	$2,165	$847
Prepaids	100	—

Total current assets	2,265	847

Total assets	$2,265	$847

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$45,101	$17,017
Accrued liabilities	24,507	25,467

Current and total liabilities	69,608	42,484

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $.001 par value; 200,000,000 shares authorized; 131,448,444 shares issued and outstanding as of November 30, 2025 and February 28, 2025	131,449	131,449
Additional paid-in capital	130,271,801	129,303,327
Retained deficit	(130,470,593)	(129,476,413)

Total stockholders’ equity (deficit)	(67,343)	(41,637)

Total liabilities and stockholders’ equity (deficit)	$2,265	$847

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended November 30,
	2025	2024
Operating expenses
Research and development	$260,800	$301,183
General and administrative	68,062	51,056

Total operating expenses	328,862	352,239

Operating loss	(328,862)	(352,239)

Other income	—	—

Loss before provision for income tax	(328,862)	(352,239)

Provision for income tax	—	—
Net loss	$(328,862)	$(352,239)

Earnings per share information:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	131,448,444	131,448,444

	Nine Months Ended November 30,
	2025	2024
Operating expenses
Research and development	$786,189	$804,447
General and administrative	207,991	288,962

Total operating expenses	994,180	1,093,409

Operating loss	(994,180)	(1,093,409)

Other income	—	—

Loss before provision for income tax	(994,180)	(1,093,409)

Provision for income tax	—	—
Net loss	$(994,180)	$(1,093,409)

Earnings per share information:

Basic and diluted loss per common share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	131,448,444	131,448,444

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended November 30, 2025

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at February 28, 2025	131,448,444	$131,449	$129,303,327	$(129,476,413)	$(41,637)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	49,117	—	49,117

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	254,255	—	254,255

Net loss	—	—	—	(331,451)	(331,451)

Balance at May 31, 2025	131,448,444	$131,449	$129,606,699	$(129,807,864)	$(69,716)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	95,017	—	95,017

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	238,995	—	238,995

Net loss	—	—	—	(333,867)	(333,867)

Balance at August 31, 2025	131,448,444	$131,449	$129,940,711	$(130,141,731)	$(69,571)

Cash contributed by S.R. Burzynski M.D., Ph.D.	—	—	86,307	—	86,307

FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	—	—	244,783	—	244,783

Net loss	—	—	—	(328,862)	(328,862)

Balance at November 30, 2025	131,448,444	$131,449	$130,271,801	$(130,470,593)	$(67,343)

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

BURZYNSKI RESEARCH INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended November 30, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(994,180)	$(1,093,409)

Changes in operating assets and liabilities
Prepaids	(100)	900
Accounts payable	28,084	8,771
Accrued liabilities	(960)	(14,165)

NET CASH USED BY OPERATING ACTIVITIES	(967,156)	(1,097,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital	230,441	341,051
FDA clinical trial expenses paid directly by S.R. Burzynski M.D., Ph.D.	738,033	756,155

NET CASH PROVIDED BY FINANCING ACTIVITIES	968,474	1,097,206

NET INCREASE (DECREASE) IN CASH	1,318	(697)

CASH AT BEGINNING OF PERIOD	847	1,310

CASH AT END OF PERIOD	$2,165	$613

See accompanying notes to financial statements.

BURZYNSKI RESEARCH INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A.	BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain disclosures and information normally included in financial statements have been condensed or omitted. In the opinion of management of the Company, these financial statements contain all adjustments necessary for a fair presentation of financial position as of November 30, 2025 and February 28, 2025, results of operations for the three and nine months ended November 30, 2025 and 2024, and cash flows for the nine months ended November 30, 2025 and 2024. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025.

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

Accordingly, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D.	ACCRUED LIABILITIES

The Company’s accrued liabilities consist of audit, accounting, and legal fees as follows:

	November 30, 2025	February 28, 2025
Legal Fees	$24,507	$17,665

Accounting Fees	—	7,802

Audit Fees	—	—

Total	$24,507	$25,467

NOTE E.	STOCK OPTIONS AND WARRANTS

At November 30, 2025, the Company had one stock-based employee compensation plan, which is described below.

On September 14, 1996, the Company granted 600,000 stock options, with an exercise price of $0.35 per share, to an officer who is no longer with the Company. The options vested as follows:

Vesting Date
400,000	options	September 14, 1996
100,000	options	June 1, 1997
100,000	options	June 1, 1998

The options are valid in perpetuity. None of the options have been exercised as of November 30, 2025.

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

The Company has authorized 200,000,000 shares of $.001 par value common stock, and 131,448,444 shares are issued and outstanding as of November 30, 2025 and February 28, 2025. Amounts funded by Dr. Burzynski as mentioned in Note A were $968,474 during the nine months ended November 30, 2025, and $1,097,206 during the nine months ended November 30, 2024.

NOTE G.	LOSS PER COMMON SHARE

The Company accounts for loss per share in accordance with FASB ASC 260, Earnings per Share. Basic loss per share amounts are calculated by dividing net loss by the weighted average number of common shares outstanding during each period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding for the periods, including the dilutive effect of all common stock equivalents. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. During the nine months ended November 30, 2025 and 2024, 600,000 stock options were excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

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

Other Related Party Transactions

Dr. Burzynski owns the production facility located at Trinity Drive. There is no formal lease agreement between Dr. Burzynski and the Company; however, the Research Funding Agreement described above provides that Dr. Burzynski will allow the Company the use of the building. In addition, the Royalty Agreement states that after FDA approval is granted (though approval is not assured) the Company may rent the facility at competitive rates if Dr. Burzynski does not need the facility for his use. The actual facility costs are included in the financial statements as set forth in clause 4 above. In addition, Dr. Burzynski’s medical clinic performs certain administrative functions such as accounting, and allows the Company the use of some office space. Since May of 2000, Dr. Burzynski’s and the chief financial officer’s entire salaries are paid through his medical practice and he is not compensated directly by the Company for his services.

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

Deferred tax assets consisted of the following at November 30, 2025, and February 28, 2025:

	November 30, 2025	February 28, 2025
Net operating loss	$130,494	$125,096
Alternate Minimum Tax Credit Carryforward	42,603	42,603
	173,097	167,699
Alternate Minimum Tax Credit Carryforward	(173,097)	(167,699)
	$—	$—

The actual provision for income tax for the three and nine months ended November 30, 2025 and 2024 differ from the amounts computed by applying the U.S. federal income tax rate of 21% to the pretax loss as a result of the following:

	Three Months Ended November 30,
	2025	2024
Expected expense (benefit)	$(138,666)	$(73,970)
Taxed directly to Dr. Burzynski	138,666	73,970
Nondeductible expenses and other adjustments	(6,364)	(13,924)
Change in valuation allowance	6,364	13,924
State taxes	—	—
Provision for income tax	$—	$—

	Nine Months Ended November 30,
	2025	2024
Expected expense (benefit)	$(208,778)	$(229,616)
Taxed directly to Dr. Burzynski	208,778	229,616
Nondeductible expenses and other adjustments	5,398	(797)
Change in valuation allowance	(5,398)	797
State taxes	—	—
Provision for income tax	$—	$—

At November 30, 2025, the Company had a net deferred tax asset of $0, which includes a valuation allowance of $173,097. The Company’s ability to utilize net operating loss ("NOL") carryforwards and alternative minimum tax credit carryforwards will depend on its ability to generate adequate future taxable income. The Company has no historical earnings on which to base an expectation of future taxable income. Accordingly, a full valuation allowance for deferred tax assets has been provided.

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

As of November 30, 2025, the Company has net operating loss carryforwards in the amount of $473,902 that will expire between 2026 and 2038, and $147,497 that will carryforward indefinitely.

NOTE J.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2025 to the date these financial statements were issued and has determined that it does not have any additional material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of the Company as of November 30, 2025, and the results of operations comparing the three and nine months ended November 30, 2025 and 2024. It should be read in conjunction with the financial statements and the notes thereto included elsewhere in this report and in conjunction with the Annual Report on Form 10-K for the year ended February 28, 2025.

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

Results of Operations

Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024

Research and development costs were approximately $261,000 and $301,000 for the three months ended November 30, 2025 and 2024, respectively. The decrease of $40,000 or 13% was due to an increase in personnel costs of $8,000 offset by a decrease in facility and equipment costs of $47,000 and consulting and quality control costs of $2,000, due to fewer regulatory requests during the quarter.

General and administrative expenses were approximately $68,000 and $51,000 for the three months ended November 30, 2025 and 2024, respectively. The increase of $17,000 or 33% was due to an increase in professional fees of $7,000 and other costs of $10,000, as a result of more regulatory filings and reporting requirements during the quarter.

The Company had net losses of approximately $329,000 and $352,000 for the three months ended November 30, 2025 and 2024, respectively. The decrease in the net loss from 2025 to 2024 is primarily due to an overall decrease in research and development costs offset by an increase in general and administrative expenses of the Company as described above.

Nine Months Ended November 30, 2025 Compared to Nine Months Ended November 30, 2024

Research and development costs were approximately $786,000 and $804,000 for the nine months ended November 30, 2025 and 2024, respectively. The decrease of $18,000 or 2% was due to an increase in personnel costs of $50,000, offset by a decrease in facility and equipment costs of $55,000 and consulting and quality control costs of $13,000, due to fewer regulatory requests during the period.

General and administrative expenses were approximately $208,000 and $289,000 for the nine months ended November 30, 2025 and 2024, respectively. The decrease of $81,000 or 28% was due to a decrease in legal and other professional costs of $23,000 and other costs of $58,000, as a result of a lower volume of regulatory filings and reporting requirements during the period.

The Company had net losses of approximately $994,000 and $1,093,000 for the nine months ended November 30, 2025 and 2024, respectively. The decrease in the net loss from 2024 to 2025 is primarily due to lower research and development costs and general and administrative expenses of the Company as described above.

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

The Company estimates that it will spend approximately $300,000 during the remaining quarter of the fiscal year ending February 28, 2026. While the Company anticipates that Dr. Burzynski will continue to fund the Company’s research and FDA- related costs, there is no assurance that Dr. Burzynski will be able to continue to fund the Company’s operations pursuant to the Research Funding Agreement or otherwise. In addition, Dr. Burzynski’s medical practice has successfully funded the Company’s research activities over the last 25 years and, in 1997, his medical practice was expanded to include traditional cancer treatment options such as chemotherapy, gene-targeted therapy, immunotherapy and hormonal therapy.

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

The following table summarized our total current assets, liabilities and working capital as of November 30, 2025 and February 28, 2025.

	November 30, 2025	February 28, 2025
Current Assets	$2,265	$847

Current Liabilities	$69,608	$42,484

Working Capital Deficit	$(67,343)	$(41,637)

As of November 30, 2025, we had negative working capital of $67,343. We have incurred net losses since our inception and we anticipate net losses and negative operating cash flows for the near future, and we may not be profitable or realize growth in the value of our assets. To date, our primary sources of capital have been cash generated from funds generated from Dr. Burzynski’s medical practice. As of November 30, 2025, we had cash of $2,165, total liabilities of $69,608, and an accumulated deficit of $130,470,593. As of February 28, 2025, we had cash of $847, total liabilities of $42,484, and an accumulated deficit of $129,476,413.

Cash Flow

Comparison of the Nine Months Ended November 30, 2025 and the Nine Months Ended November 30, 2024

The following table sets forth the primary sources and uses of cash for the periods presented below:

	Nine Months Ended November 30,
	2025	2024
Net cash used in operating activities	$(967,156)	(1,097,903)
Net cash provided by financing activities	968,474	$1,097,206
Net change in cash	$1,318	(697)

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $(967,156) for the nine months ended November 30, 2025, compared to $(1,097,903) for the same period in 2024, a decrease of $130,747. The decrease was primarily due to fewer expenses in the current period.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $968,474 for the nine months ended November 30, 2025, compared to $1,097,206 for the same period in 2024, a decrease of $128,732. The decrease was primarily due to fewer proceeds from financing activities.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. In the nine-month period ended November 30, 2025 there were no changes to the application of critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended February 28, 2025.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and financial officers, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in periodic filings with the Securities and Exchange Commission. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2025 that have materially affected or are reasonably likely to materially affect our internal controls subsequent to that date.

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
Stanislaw R. Burzynski,
President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: January 13, 2026

	By:	/s/ Patryk P. Goscianski
Patryk P. Goscianski,
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2026